Form 10-Q
period 2012-09-30
ASTIKA HOLDINGS INC.
filed 2012-11-14
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-182113

____________________________

ASTIKA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	27-4601693 (I.R.S. Employer Identification Number)

7000 W. Palmetto Park Road, Suite 409 Boca Raton, Florida (Address of principal executive offices)	33433 (Zip Code)

(509) 562-3211
(Issuer’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2012

Common Stock, par value $.001 per share	8,204,000 shares

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

		PAGE
Part I Financial Information

Item 1.	Financial Statements (unaudited)	3
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	17

Part II Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

Signatures		20

EX-31.1
EX-32.1

EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2012	December 31, 2011
Current assets:	(Unaudited)	(Audited)

Cash and cash equivalents	$6,593	$8,033
Accounts receivable	296	-
Total current assets	6,889	8,033

Equipment, net	2,425	-
Intangible assets, net	5,305	458

Total assets	$14,619	$8,491

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,632	$-
Note payable	4,033	-
Total current liabilities	8,665	-

Shareholders' equity:
Preferred stock (10,000,000 authorized;
par value $.001; none issued and outstanding)	$-	$-
Common stock (140,000,000 shares authorized; par value $.001;
8,204,000 and 6,200,000 shares issued and outstanding	8,204	6,200
at September 30, 2012 and December 31, 2011, respectively)
Additional paid in capital	11,156	6,200
Accumulated deficit	(13,406)	(3,909)
Total shareholders' equity	5,954	8,491

Total liabilities and shareholders' equity	$14,619	$8,491

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
				For the period	For the period
	For the three month period ended	For the three month period ended	For the nine month period ended	January13, 2011 (Inception) through	January 13, 2011 (Inception) through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenues	$326	$-	$1,821	$62	$2,655

Cost of revenues	25	-	70	-	70
Gross Profit	301	-	1,751	62	2,585

Operating expenses
Selling, general and administrative expenses	5,537	434	11,062	4,702	15,764
Amortization of intangible assets	115	-	153	-	194

Total operating expenses	5,652	434	11,215	4,702	15,958

Operating income (loss)	(5,351)	(434)	(9,464)	(4,640)	(13,373)
Interest expense, net	(25)	-	(33)	-	(33)

Net (loss) before Income Taxes	(5,376)	(434)	(9,497)	(4,640)	(13,406)

Provision for Income Taxes	-	-	-	-	-

Net (loss)	$(5,376)	$(434)	$(9,497)	$(4,640)	$(13,406)

Basic and diluted net (loss) per common share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	8,162,571	6,200,000	7,865,827

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine month period ended September 30, 2012	For the period January 13, 2011 (Inception) through September 30, 2011	For the period January 13, 2011 (Inception) through September 30, 2012
OPERATING ACTIVITIES:
Net loss	$(9,497)	$(4,640)	$(13,406)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	152	-	194
Depreciation	374	-	374
Issuance of common stock for services	360	-	360
Interest expense	33	-	33
Changes in operating assets and liabilities:
Increase in accounts receivable	(296)	-	(296)
Increase in accounts payable and accrued expenses	4,632	-	4,132

Net cash provided by (used in) operating activities	(4,242)	(4,640)	(8,609)

INVESTING ACTIVITIES:
Increase in equipment	(2,798)	-	(2,798)

Net cash used in investing activities	(2,798)	-	(2,798)

FINANCING ACTIVITIES:
Repayments on debt	(1,000)	-	(1,000)
Proceeds from sale of common stock	5,000	12,400	17,400
Proceeds from sale of preferred stock	1,600	-	1,600

Net cash provided by financing activities	5,600	12,400	18,000

NET INCREASE IN CASH	(1,440)	7,760	6,593

CASH BEGINNING BALANCE	8,033	-	-

CASH ENDING BALANCE	$6,593	$7,760	$6,593

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	1,600	-	1,600
Purchase of intangible assets	5,000	500	5,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period January 13, 2011 (Inception) through December 31, 2011 are included in Amendment No. 2 to the Form S-1 Registration Statement of Astika Holdings, Inc. which were filed on August 22, 2012, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

NOTE 2 - DESCRIPTION OF BUSINESS

Description of Business

Astika Holdings, Inc., a Florida corporation (the “Company”. “us”, “we” and “our”), is a music publishing company in the development stage.  We own and acquire rights to musical compositions, exploit and market these compositions and receive royalties or fees for their use from domestic and international sources.   We have a total of 14 original musical compositions in our catalog as of the date of this prospectus, of which 11 compositions have been published.  Our music catalog includes the composer/arranger rights in four musical compositions included in the 1981 Hollywood movie, Raiders of the Lost Ark, which Eugene B. Settler, our Chairman, President, Chief Executive Officer, Treasurer and a staff songwriter, assigned and transferred to us at no cost on January 25, 2011.  The composer/arranger rights to these musical compositions have been reflected on the records of the performing rights society Broadcast Music Inc. (BMI).  These rights are also co-owned by Veronica C. Gamba, who is entitled to share equally in any performance royalties collected by BMI and, consequently, the approval of Ms. Gamba, or her assignees, is required for any additional royalty or fee arrangements with prospective licensees involving these compositions.  We cannot provide any assurance that we will be able to obtain any such approval from Ms. Gamba, or any of her assignees.  We also have a copyrighted recorded music compilation consisting of seven musical compositions that we acquired for $5,000 on June 15, 2012, from EuGene Gant, one of our exclusive songwriters, entitled, “Eugenius SOL Presents:  Green and Healthy”, which is available for sale on the Internet website www.alephmusic.com.  We own the copyrights on the remaining three musical compositions in our catalog, which were delivered to us on July 1, 2012, without any advance payment, pursuant to an exclusive songwriter agreement that we have with Mr. Settler dated June 16, 2012.  However, these three musical compositions have not yet been published in any media or format.

Our company structure is set forth in the following chart:

ASTIKA HOLDINGS, INC. a Florida corporation

ASTIKA MUSIC ENTERTAINMENT, INC. a Florida corporation (100% Owned Subsidiary)

Both Astika Holdings, Inc. and its wholly owned subsidiary Astika Music Entertainment, Inc. were incorporated under the laws of the State of Florida on January 13, 2011. Our fiscal year end is December 31.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company. The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its sole subsidiary. All material inter-company balances and transactions have been eliminated.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

Our ability to continue as a going concern is dependent upon our ability to generate profitable business operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities. To date, we have operated at a loss and remained in business through the issuance of shares of our common stock and generating revenues from our business activities.  Management's plan to continue as a going concern is based on us obtaining additional capital resources through the sale of our securities and/or loans on an as needed basis.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above and eventually attaining profitable operations.

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities.  In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

Development Stage

The Company has earned minimal revenues from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, shareholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Impairment on Long-Lived Assets and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and amortizable intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of property and equipment and amortizable intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful life of five years.

Intangible Assets

Intangible Assets are stated at cost, less accumulated amortization.  Amortization is provided using the straight-line method over the estimated useful life of twelve years.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4 - EQUITY TRANSACTIONS

On January 25, 2011, the Company issued 800,000 shares of common stock to our initial investor for cash in the amount of $1,600.

On March 30, 2011, the Company issued 1,900,000 shares of common stock to an investor for cash in the amount of $3,800.

On April 27, 2011, the Company issued 3,500,000 shares of common stock to an investor for cash in the amount of $7,000.

On February 7, 2012, the Company issued 1,840,000 shares of common stock to an investor for cash in the amount of $5,000.

On March 31, 2012, the Company issued 120,000 shares of common stock to two directors for services rendered at a value of $360.

In September 2012, the Company issued 160 shares of Series A Convertible Preferred Stock to three investors for cash in the amount of $1,600.  Also, in September 2012, these investors decided to convert such shares of preferred stock into 44,000 shares of common stock of the Company.

NOTE 5 - LOAN TRANSACTION

We purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note in the principal amount of $4,000 that we concurrently executed and delivered to him on the same date (the “Promissory Note”).  We made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012, and the Promissory Note bears interest at five percent (5%) per annum, and has principal installment payments in the amount of $2,000 due on October 1, 2012 and June 15, 2013.  Accrued and unpaid interest on the Promissory Note is also due on June 15, 2013.  There is accrued interest on the Promissory Note in the amount of $33 as of September 30, 2012.

NOTE 6 – MATERIAL CONTRACTS

On June 15, 2012, the Company entered into a songwriter agreement with EuGene Gant, a songwriter, which provides for Mr. Gant’s employment as a staff writer on an exclusive basis to write musical compositions as works for hire for a period of two years from the date of the agreement. This agreement expires on June 15, 2014. The exclusive songwriter agreement with Eugene B. Settler dated June 16, 2012, provides for Mr. Settler’s employment as a staff writer on an exclusive basis to write musical compositions as works for hire for a period of five years from the date of the agreement.  This agreement expires on June 16, 2017.  During Mr. Gant’s and Mr. Settler’s tenure as songwriters for us, the copyrights on their entire work product will belong to us, in exchange for our assistance in exploiting and marketing these compositions and the payment of a writer’s fee to them ranging from 10% to 50% of the net amounts that we collect on these musical compositions.  We are entitled to the royalties for a period 50 years from the date of the creation of any work for hire pursuant to such agreements.  After the expiration of such 50-year period, the copyright on a musical composition reverts to the songwriter or his heirs or assigns.

NOTE 7 – INTANGIBLE ASSETS

The Company has capitalized costs in acquiring intangible properties which consisted of the following at December 31, 2011 and September 30, 2012:

	December 31, 2011	September 30, 2012
Rights to Musical Compositions in BMI Catalog	$500	$500
Rights to Eugenius SOL Presents: Green and Healthy	-	5,000
Accumulated Amortization	(42)	(195)
Intangible Assets, Net	$458	$5,305

The Music Catalog rights of the Company are being amortized using the straight-line method over the estimated useful life of twelve years.

Intangible assets consist of the composer and arranger rights to four musical compositions included in the 1981 Hollywood movie, Raiders of the Lost Ark, which we acquired on January 25, 2011 from Mr. Eugene B. Settler, our Chairman of the Board, President, Chief Executive Officer and Treasurer, at no cost.  The value of the rights to the four musical compositions was determined to be the administrative costs in the amount of $500 charged by Broadcast Music Inc. (BMI) to record the assignment and transfer on BMI’s records of such rights from Mr. Settler to the Company.  Intangible assets also consist of seven original musical compositions from EuGene Gant, the songwriter, which is on the recorded music compilation entitled, “Eugenius SOL Presents:  Green and Healthy”, and is available for sale as a digital download on the Internet website www.alephmusic.com.  We purchased this recorded music compilation from him for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012.

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the periods indicated above.

NOTE 8 – SUBSEQUENT EVENTS

The Company made a principal installment payment to Mr. Gant in the amount of $2,000 on October 1, 2012 on the Promissory Note dated June 15, 2012, in accordance with the terms thereof.

On September 6, 2012, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-182113).  Our securities are not listed on any national securities exchange, over the counter quotation system or the Nasdaq Stock Market.  We are offering a total of 40,000 shares of our Series A Convertible Preferred Stock, par value $.001 per share, in a direct public offering at a fixed price of $10 per share for a period of 120 days from September 6, 2012, but we may terminate the offering at any time prior to such date.  There are no extension periods.  The offering also relates to the offer and sale of up to 11,000,000 shares of our common stock, par value $.001 per share, which may be issued upon the conversion of the Series A Convertible Preferred Stock.  One share of Series A Convertible Preferred Stock will be required to be converted into 275 shares of our common stock within 120 days of the consummation of the offering; however, a shareholder may convert such shares at any time prior thereto.  No additional payment is required in connection with such conversion.   As of November 13, 2012, an aggregate of 9,860 shares of our Series A Convertible Preferred being offered and sold in such public offering were sold to 29 persons that have provided proceeds to us in the amount of $98,600, and all of such shares have been converted in 2,711,500 shares of common stock of the Company.  The proceeds from such sales will be allocated for the planned use of funds for our operations and current objectives and payment of the expenses of our public offering, as described in this report.

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with (i) our audited financial statements for the period January 13, 2011, our inception, through December 31, 2011 and the related notes thereto; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Astika Holdings, Inc., a Florida corporation (the “Company”. “us”, “we” and “our”) is a company in the development stage.  The Company, through its wholly-owned subsidiary Astika Music Entertainment, Inc., engages in the music publishing business.  We own and acquire rights to musical compositions, exploit and market these compositions and receive royalties or fees for their use from domestic and international sources.  Our primary activities through the date of this prospectus have been related to the acquisition and administration of 14 musical compositions, including the composer and arranger rights to four musical compositions from the 1981 Hollywood movie, Raiders of the Lost Ark, which we acquired at no cost from Mr. Settler on January 25, 2011, the engagement of two persons to write musical compositions as works for hire for us on an exclusive basis and preparing for this offering.  For the period January 13, 2011 (inception) through September 30, 2012, we have generated revenues in the amount of $2,655 and have an accumulated deficit in the amount of $13,406.  Based upon our negative working capital as of September 30, 2012 in the amount of $1,776, we require additional funds either from equity and/or debt financings to continue our operations.  If we are unable to obtain such additional financing on a timely basis, we may be forced to discontinue our operations and liquidate our assets.  See “Liquidity and Capital Resources” and “Availability of Additional Funds” below.

Plan of Operation

We are prioritizing the use the proceeds of this offering based upon various levels of sales of shares of the Series A Convertible Preferred Stock, as follows:

$100,000 Offering Proceeds (10,000 Shares, or 25% of Shares Sold)

Anticipated Milestones	Projected Date of Completion	Estimated Budget Allocation($)

Payment of Offering Expenses	November 2012	50,000

Development of Music Website, including downloads and music player	June 2013	5,000

Music Production for 3 Unpublished Compositions in Music Catalog	January 2013	6,000

Executive Compensation for Mr. Settler	0-12 Months	6,000

Public Company Reporting	0-12 Months	30,500

General and Administrative Expenses	0-12 Months	2,500

Total Expenditures		100,000

$200,000 Offering Proceeds (20,000 Shares, or 50% of Shares Sold)

Anticipated Milestones	Projected Date of Completion	Estimated Budget Allocation($)

Payment of Offering Expenses	November 2012	50,000

Development of Music Website, including downloads and music player	June 2013	5,000

Music Website Updates	0-24 Months	2,500

Music Production for 3 Unpublished Compositions in Music Catalog	January 2013	6,000

Music Production for 10 New Musical Compositions in 2013	September 2013	20,000

Music Production for 10 New Musical Compositions in 2014	June 2014	20,000

Marketing and Promotional Activities	0-24 Months	14,000

Executive Compensation for Mr. Settler	0-24 Months	6,000

Public Company Reporting	0-24 Months	61,000

Transfer Agent Expenses	0-24 Months	5,000

General and Administrative Expenses	0-24 Months	10,500

Total Expenditures		200,000

$300,000 Offering Proceeds (30,000 Shares, or 75% of Shares Sold)

Anticipated Milestones	Projected Date of Completion	Estimated Budget Allocation($)

Payment of Offering Expenses	November 2012	50,000

Development of Music Website, including downloads and music player	June 2013	5,000

Music Website Updates	0-36 Months	3,500

Music Production for 3 Unpublished Compositions in Music Catalog	January 2013	6,000

Music Production for 10 New Musical Compositions in 2013	September 2013	20,000

Music Production for 10 New Musical Compositions in 2014	June 2014	20,000

Music Production for 10 New Musical Compositions in 2015	January 2015	20,000

Marketing and Promotional Activities	0-36 Months	24,000

Executive Compensation for Mr. Settler	0-36 Months	26,000

Public Company Reporting	0-36 Months	91,500

Transfer Agent Expenses	0-36 Months	7,500

General and Administrative Expenses	0-36 Months	26,500

Total Expenditures		300,000

$400,000 Offering Proceeds (40,000 Shares, or 100% of Shares Sold)

Anticipated Milestones	Projected Date of Completion	Estimated Budget Allocation($)

Payment of Offering Expenses	November 2012	50,000

Development of Music Website, including downloads and music player	June 2013	5,000

Music Website Updates	0-48 Months	5,500

Music Production for 3 Unpublished Compositions in Music Catalog	January 2013	6,000

Music Production for 10 New Musical Compositions in 2013	September 2013	20,000

Music Production for 10 New Musical Compositions in 2014	June 2014	20,000

Music Production for 10 New Musical Compositions in Winter 2015	January 2015	20,000

Music Production for 10 New Musical Compositions in Summer 2015	June 2015	20,000

Marketing and Promotional Activities	0-48 Months	36,000

Executive Compensation for Mr. Settler	0-48 Months	39,500

Public Company Reporting	0-48 Months	132,000

Transfer Agent Expenses	0-48 Months	10,000

General and Administrative Expenses	0-48 Months	36,000

Total Expenditures		400,000

The foregoing represents our best estimate of the allocation of the proceeds of this offering based on the planned use of funds for our operations and current objectives.  Our management will have broad discretion in determining the uses of the proceeds of this offering.  We may reallocate funds from time to time if our management believes such reallocation to be in our best interest for uses that may or may not have been herein anticipated.

Period from January 13, 2011 (Inception) through September 30, 2012

Revenues.  Revenues consisted of royalties from our music catalog.  For the period January 13, 2011 (inception) through September 30, 2012, revenues were $2,655, which were comprised of performance royalty payments from Broadcast Music Inc. (BMI) on the composer and arranger rights to four musical compositions from the 1981 Hollywood movie, Raiders of the Lost Ark in the amount of $2,515 and mechanical royalties in the amount of $140 on the recorded music compilation entitled, “Eugenius SOL Presents:  Green and Healthy”.

General and Administrative Expenses.  General and administrative expenses consisted primarily of corporate support expenses, such as legal and accounting, and director stock compensation expenses.  For the period January 13, 2011 (inception) through September 30, 2012, general and administrative expenses were $15,958.  We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.  We anticipate that costs relating to maintaining our status as a public reporting company and filing reports with the SEC will be approximately $30,500 to $33,000 per year.

Three months ended September 30, 2012 compared with the three months ended September 30, 2011

Revenues.  Revenues consisted of royalties from our music catalog.  For the three months ended September 30, 2012, revenues were $326 and increased by $326, as compared to the three months ended September 30, 2011, for which there were no revenues.  The increase in revenues was due to the performance royalty payments from Broadcast Music Inc. (BMI) which were $276, on the composer and arranger rights to four musical compositions from the 1981 Hollywood movie, Raiders of the Lost Ark and mechanical royalties in the amount of $50 on the copyrighted recorded music compilation entitled, “Eugenius SOL Presents:  Green and Healthy”.

General and Administrative Expenses.  General and administrative expenses consisted primarily of corporate support expenses such as legal and accounting, and director stock compensation expenses.  For the three months ended September 30, 2012, general and administrative expenses were $5,652 and increased by $5,218, as compared to the three months ended September 30, 2011, for which general and administrative expenses were $434.  The increase in general and administrative expenses was due primarily to higher accounting fees in connection with payment for the 2011 audit.  We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.  We anticipate that costs relating to maintaining our status as a public reporting company and filing reports with the SEC will be approximately $30,500 to $33,000 per year.

Nine months ended September 30, 2012 compared with the period from January 13, 2011 (Inception) through September 30, 2011

Revenues.  Revenues consisted of royalties from our music catalog.  For the nine months ended September 30, 2012, revenues were $1,821 and increased by $1,759, as compared to the period January 13, 2011 (inception) through September 30, 2011, for which revenues were $62.  The increase in revenues was due to the performance royalty payments from Broadcast Music Inc. (BMI) which were $1,609, on the composer and arranger rights to four musical compositions from the 1981 Hollywood movie, Raiders of the Lost Ark and mechanical royalties in the amount of $150 on the copyrighted recorded music compilation entitled, “Eugenius SOL Presents:  Green and Healthy”.

General and Administrative Expenses.  General and administrative expenses consisted primarily of corporate support expenses such as legal and accounting, and director stock compensation expenses.  For the nine months ended September 30, 2012, general and administrative expenses were $11,215 and increased by $6,513, as compared to the period January 13, 2011, our inception, through September 30, 2011, for which general and administrative expenses were $4,702.  The increase in general and administrative expenses was due primarily to the increase in professional fees relating to our public offering.  We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.  We anticipate that costs relating to maintaining our status as a public reporting company and filing reports with the SEC will be approximately $30,500 to $33,000 per year.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2011	As of September 30, 2012

Cash	$8,033	$6,889
Working Capital	8,033	(1,776)
Debt (current)	-	8,665

From January 13, 2011 (inception) through September 30, 2012, we raised a total of $19,000 from the issuance of our capital stock.  For the nine month period ended September 30, 2012, we raised a total of $6,600 from the issuance of our capital stock.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the period January 13, 2011, our inception, through September 30, 2012 in the amount of $8,609.  The cash used in operating activities during this period was due to cash used to fund a net loss of $13,406, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, issuance of common stock to directors for services, accrued interest, as well as the increase in accounts payable for legal, blue sky filings and accounting services in the amount of $4,132.

Net Cash Used in Investing Activities

We experienced negative cash flow from investing activities for the period January 13, 2011, our inception, through September 30, 2012 in the amount of $2,798.  The cash used in investing activities during this period was due to cash used to purchase equipment in the amount of $2,798.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the period from January 13, 2011, our inception, through September 30, 2012 was $18,000, which resulted from the issuance of common stock in the amount of 17,400, the issuance of Series A Convertible Preferred Stock in the amount of $1,600 and a repayment of debt in the amount of $1,000.

Availability of Additional Funds

Based on our negative working capital in the amount of $1,776 as of September 30, 2012 and minimal revenues, we require equity and/or debt financing to continue our operations.  We expect that our current cash on hand will fund our operations through December 2012.  Due to the impending lack of funds, we will need to raise further capital, through the sale of additional equity securities or otherwise, to support our operations.  Our operating needs include the costs to operate our business, including amounts required to fund working capital and capital expenditures.  Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase our royalties in the music publishing business that we recently entered in June 2012.  See “Description of Business”.

We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. Debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our shareholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or to obtain funds by entering into financing agreements on unattractive terms.

These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included elsewhere in this prospectus have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

We qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, which became law in April, 2012.  Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements included elsewhere in this prospectus for information related to new accounting pronouncements, none of which had a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of September 30, 2012, we had no off balance sheet arrangements.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2012 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

•
We do not have an audit committee.  While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

•
We did not maintain proper segregation of duties for the preparation of our financial statements.  We currently have only one officer overseeing all transactions.  This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies.

Management believes that the material weaknesses set forth in the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

•
We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

•	Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 6, 2012, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-182113).  Our securities are not listed on any national securities exchange, over the counter quotation system or the Nasdaq Stock Market.  We are offering a total of 40,000 shares of our Series A Convertible Preferred Stock, par value $.001 per share, in a direct public offering at a fixed price of $10 per share for a period of 120 days from September 6, 2012, but we may terminate the offering at any time prior to such date.  There are no extension periods.  The offering also relates to the offer and sale of up to 11,000,000 shares of our common stock, par value $.001 per share, which may be issued upon the conversion of the Series A Convertible Preferred Stock.  One share of Series A Convertible Preferred Stock will be required to be converted into 275 shares of our common stock within 120 days of the consummation of the offering; however, a shareholder may convert such shares at any time prior thereto.  No additional payment is required in connection with such conversion.

As of September 30, 2012, an aggregate of 1,600 shares of our Series A Convertible Preferred being offered and sold in such public offering were sold to three (3) persons that have provided proceeds to us in the amount of $1,600, and all of such shares have been converted in 44,000 shares of common stock of the Company.  The proceeds from such sales will be allocated for the planned use of funds for our operations and current objectives and payment of the expenses of our public offering, as described in this report.

As of November 13, 2012, an aggregate of 9,860 shares of our Series A Convertible Preferred being offered and sold in such public offering were sold to 29 persons that have provided proceeds to us in the amount of $98,600, and all of such shares have been converted in 2,711,500 shares of common stock of the Company.  The proceeds from such sales will be allocated for the planned use of funds for our operations and current objectives and payment of the expenses of our public offering, as described in this report.

Item 6.  Exhibits

(a)      Exhibits

Exhibit 31.1	302 Certification – Eugene B. Settler

Exhibit 32.1	906 Certification – Eugene B. Settler

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTIKA HOLDINGS, INC.

Date:  November 14, 2012                                                     By:  /s/ Eugene B. Settler
Eugene B. Settler
Chairman, President, Chief Executive Officer and Treasurer
(Principal Accounting Officer and Authorized Officer)

Astika Holdings, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Eugene B. Settler

Exhibit 32.1	906 Certification – Eugene B. Settler