Form 10-K
period 2012-12-31
ASTIKA HOLDINGS INC.
filed 2013-03-26
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________________.

Commission file number:  333-182113

Astika Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-4601693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7000 W. Palmetto Park Rd., Suite 409
Boca Raton, Florida  33433
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (509) 562-3211

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer                                                                                   Accelerated filer                    ☐
           Non-accelerated filer                                                                                     Smaller reporting company  ☒
           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $408,485, based on the price of $0.14 per share of Common Stock on March 25, 2013.  Shares of Common Stock known by the registrant to be beneficially owned as of March 25, 2013 by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At March 25, 2013, there were 11,077,750 shares of the registrant’s Common Stock issued and outstanding.

Index

Astika Holdings, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2012

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note

In this Annual Report on Form 10-K, Astika Holdings, Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

Index

PART I

Item 1.  Business.

Our Company

Astika Holdings, Inc., a Florida corporation, is a music publishing company.  We own and acquire rights to musical compositions, exploit and market these compositions and receive royalties or fees for their use from domestic and international sources.   Our music catalog includes the composer/arranger rights in four musical compositions included in the 1981 Hollywood movie, Raiders of the Lost Ark, which Eugene B. Settler, our Chairman, President, Chief Executive Officer, Treasurer and a staff songwriter, assigned and transferred to us at no cost on January 25, 2011.  The composer/arranger rights to these musical compositions have been reflected on the records of the performing rights society Broadcast Music Inc. (BMI).  These rights are also co-owned by Veronica C. Gamba, who is entitled to share equally in any performance royalties collected by BMI and, consequently, the approval of Ms. Gamba, or her assignees, is required for any additional royalty or fee arrangements with prospective licensees involving these compositions.  We cannot provide any assurance that we will be able to obtain any such approval from Ms. Gamba, or any of her assignees.  We also have a copyrighted recorded music compilation consisting of seven musical compositions that we acquired for $5,000 on June 15, 2012, from EuGene Gant, one of our exclusive songwriters, entitled, “Eugenius SOL Presents:  Green and Healthy”, which is available for sale on the Internet website www.alephmusic.com.  For the twelve month period ended December 31, 2012, we generated revenues in the amount of $5,007 and had a net loss in the amount of $53,517.

Our company structure is set forth in the following chart:

ASTIKA HOLDINGS, INC. a Florida corporation

ASTIKA MUSIC ENTERTAINMENT, INC. a Florida corporation (100% Owned Subsidiary)

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, which became law in April, 2012.  Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our principal executive offices are located at 7000 W. Palmetto Park Road, Suite 409, Boca Raton, Florida  33433.  Our telephone number is (509) 562-3211.  We were incorporated under the laws of the State of Florida on January 13, 2011.  Our fiscal year end is December 31.

Principal Products

Our music catalog is comprised of 31 musical compositions, of which the four musical compositions in Raiders of the Lost Ark and the seven recorded music compilation entitled, “Eugenius SOL Presents:  Green and Healthy” are currently generating all of our revenues.  We believe that we will be able to add new musical compositions to our catalog through the efforts of our songwriters, and the selective acquisition of rights in musical compositions. However, we can provide no assurance that our songwriters will write new musical compositions for us or that we will be able to acquire copyrights or other rights in musical compositions.  We are completely dependent on the efforts of Mr. Settler, our sole executive officer with a music industry background, for all of the decisions involving our music publishing business, including decisions to have us publish or acquire musical compositions that may or may not generate royalties for us or enable us to operate our music publishing business profitably.  We entered the music publishing business in June 2012, and have not operated our music publishing business profitably as of the date of this report.  We can provide no assurance that we will be able to exploit our musical compositions in our catalog to such an extent, so that we generate enough royalties on them to become profitable.

Index

On June 25, 2011, we acquired the composer/arranger rights in four musical compositions included in the 1981 Hollywood movie, Raiders of the Lost Ark, which are as follows:  Dallou A; Finshabi; I M Schwarzen; Walfisch Zu Aska and Ma Bihwa Gayrak, pursuant to a Bill of Sale and Assignment dated January 25, 2011, from Mr. Settler at no cost.  BMI has charged us $500 as an administrative processing fee to record the assignment of the rights to these compositions and there were no other charges or payments made for the rights associated with these compositions.  These rights are also co-owned by Veronica C. Gamba, who is entitled to share equally in any performance royalties collected by BMI and, consequently, her approval is required for any additional royalty or fee arrangements with prospective licensees involving these compositions.

On June 15, 2012, we acquired the copyrights to seven original musical compositions from EuGene Gant, the songwriter, which is on the recorded music compilation entitled, “Eugenius SOL Presents:  Green and Healthy”, and is available for sale as a digital download on the Internet website www.alephmusic.com.  We purchased this recorded music compilation from him for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that we concurrently executed and delivered to him on the same date.  We made a payment to Mr. Gant in the amount of $1,000 and $2,000 on June 15, 2012 and October 1, 2012, respectively, and the Promissory Note bears interest at five percent (5%) per annum, and has one remaining principal installment payment in the amount of $2,000 due on June 15, 2013.  We are entitled to the mechanical royalties, for a period 50 years, or until June 15, 2062, from the sale of this recorded music compilation.  After the expiration of such 50-year period, the copyrights on these musical compositions revert to Mr. Gant or his heirs or assigns.  For the period June 15, 2012 through December 31, 2012, this recorded musical compilation generated mechanical royalties for us in the amount of $2,910, or $10 per unit, and we pay Mr. Gant 50% of the net sums that we collect, as a writer’s fee for these musical compositions.

During the year ended December 31, 2012, we acquired the copyrights to six original musical compositions, which were written for us as works for hire pursuant to a five year exclusive songwriter agreement that we have with Mr. Settler dated June 16, 2012, and which expires on June 16, 2017.  During the year ended December 31, 2012, we acquired the copyrights to a total of 21 original musical compositions, which were written for us as works for hire pursuant to a five year exclusive songwriter agreement that we have with Mr. Gant.

Songwriter Agreements

On June 15, 2012, the Company entered into a songwriter agreement with EuGene Gant, a songwriter, which provides for Mr. Gant’s employment as a staff writer on an exclusive basis to write musical compositions as works for hire for a period of two years from the date of the agreement. This agreement expires on June 15, 2014. The exclusive songwriter agreement with Mr. Settler dated June 16, 2012, provides for Mr. Settler’s employment as a staff writer on an exclusive basis to write musical compositions as works for hire for a period of five years from the date of the agreement.  This agreement expires on June 16, 2017.  During Mr. Gant’s and Mr. Settler’s tenure as songwriters for us, the copyrights on their entire work product will belong to us, in exchange for our assistance in exploiting and marketing these compositions and the payment of a writer’s fee to them ranging from 10% to 50% of the net amounts that we collect on these musical compositions.  We are entitled to the royalties for a period 50 years from the date of the creation of any work for hire pursuant to such agreements.  After the expiration of such 50-year period, the copyright on a musical composition reverts to the songwriter or his heirs or assigns.

In the event that we enter into other contracts with other composers and lyricists, those contracts may grant either 100% or some lesser percentage of the ownership interests in a musical composition. In other instances, those contracts may only convey to us rights to administer musical compositions or collect performance royalties for a period of time without conveying an ownership interest in a musical composition.  Contracts may grant us exclusive exploitation rights in the territories concerned or on a worldwide basis excepting any pre-existing arrangements.  Contracts may also cover the entire work product of the writer or composer, or a portion thereof, for the duration of the contract.  Contract terms will be negotiated on an arms-length basis and the terms of each contract we expect will vary and will be dependent, among other things, on our available cash, the cash that we can generate from our business activities, and our ability to negotiate payment terms with such songwriters.  Notwithstanding the foregoing, we can provide no assurance that we will be able to enter into other contracts with other composers and lyricists or whether any contracts that we may enter into will be to our benefit, or that the terms of any of these contracts will be favorable to us.

Index

Music Publishing Royalties

Music publishers generally receive royalties pursuant to mechanical (i.e., sale of recorded music in various formats, including digital downloads from an Internet website), performance (i.e., performance of a song to the general public) and synchronization (i.e., use of a song in combination with visual images) fee arrangements and licenses for sheet music.  To date, the only types of royalties or fees that we earn on our music catalog are performance royalties and mechanical royalties, because the only royalty arrangements that we have are for (i) the composer and arranger rights, but not the copyrights, on the four compositions included in the Raider of the Lost Ark movie that have generated performance royalties for us since January 2011, and (ii) the copyrights on the musical compositions included in the recorded music compilation entitled, “Eugenius SOL Presents: Green and Healthy”, that have only recently begun generating mechanical royalties since June 15, 2012, from digital downloads on the website, www.alephmusic.com. This recorded music compilation is being sold for a purchase price in the amount of $10 per download.  Mr. Gant is the owner and administrator of this website and is letting us sell this recorded music compilation on his website on an at will basis at no charge.  We have no other royalty arrangements for the musical compositions in our music catalog.

In the U.S., the statutory rates for mechanical royalties are established by the U.S. Copyright Act of 1976, as amended, for the royalty rates applicable to musical compositions for sales of recordings embodying those musical compositions. In the U.S., public performance royalties are typically administered and collected by performing rights societies, such as BMI, and in most countries outside the U.S., collection, administration and allocation of both mechanical and performance income are undertaken and regulated by governmental or quasi-governmental authorities. Throughout the world, each synchronization license is generally subject to negotiation with a prospective licensee and, by contract, music publishers pay a contractually required percentage of synchronization income to the songwriters or their heirs and to any co-publishers.

Sales and Marketing

Initially, we are using Mr. Gant’s website, www.alephmusic.com, to sell digital downloads of the recorded music that includes the musical compositions that he writes on our behalf, which at this time the only musical compositions that he has written on our behalf are on the recorded music compilation entitled, “Eugenius SOL Presents: Green and Healthy”.  There is other recorded music available for sale on this website that we do not own.  Any recorded musical compositions that Mr. Gant writes on our behalf or that are published and available for sale as digital downloads are being included on this website on at will basis determined solely by us and Mr. Gant.  Until such time as we develop our own website, we cannot provide any assurance that we will be able to continue to make additional recorded music that includes our musical compositions available for sales as digital downloads.  We also cannot determine at this time whether we will add additional recorded music or printed sheet music to this website.  We anticipate that it will take one year from the completion of the offering for this music download website to be fully functional with features capable of providing for digital downloads and sheet music purchases and a shopping cart and payment mechanism for purchasing digital downloads from this website, including a music player for listening to the recorded music that we plan to sell on the website.  We have not yet purchased a domain name for this website.

We plan to market our music catalog to prospective licensees such as recorded music companies, filmed entertainment, television and other media companies, advertising and media agencies, event planners and organizers, computer and video game companies and other multimedia producers in an attempt to attract additional sources of royalties for our music catalog. We also plan to market and sell musical compositions in the form of printed sheet music.  The composer/arranger rights on the four compositions included in the Raider of the Lost Ark movie are also co-owned by Veronica C. Gamba, and, consequently, her approval is required for any additional royalty or fee arrangements with prospective licensees involving these compositions.  We cannot provide any assurance that we will be able to obtain any such approval from Ms. Gamba, or any of her assignees.  To date, we have not successfully engaged in any of the foregoing activities and cannot provide any assurance as to the level of success or failure that we may have in any such activities.

Index

Distribution

We rely on Mr. Settler, our President, Chief Executive Officer and Treasurer, to attract licensing opportunities for the musical compositions contained in our music catalog.  Mr. Settler has been involved in distribution, sales and marketing and executive positions with companies in the music industry and has relationships that he has cultivated in these positions and others throughout his career, which we believe will be valuable in attracting additional licensing opportunities and expanding the distribution of our music catalog.

Competition

The music publishing business is highly competitive and has low barriers to entry. In 2011, the top four music publishers collectively accounted for approximately 67.3% of the market based on domestic and international music publishing revenues. Based on Music & Copyright’s recent estimates published in May 2012, Universal Music Publishing Group was the market leader in music publishing in 2011, holding a 22.2% share. EMI Music Publishing was the second largest music publisher with a 19.3% share, followed by Warner Music Group (Warner/Chappell) at 14.1% and Sony/ATV Music Publishing LLC at 11.7%. Independent music publishers, as well as many individual songwriters who publish their own works, represent the balance of the market with a 32.6% share.

We primarily compete with other music publishers, substantially all of which have greater experience, brand name recognition and financial resources than us.  We also compete with songwriters that publish their own works.  We believe that our competitive strength lies with Mr. Settler serving as our chief executive officer and president.  We believe that Mr. Settler’s knowledge, experience and industry contacts gained by working extensively in the music business for publishers and independent and major record labels will allow us to compete effectively and differentiate ourselves from other competitors in the marketplace.  See “Directors, Executive Officers, Promoters and Control Persons”.

Intellectual Property

Our business, like that of other companies and songwriters involved in music publishing, rests on our ability to maintain rights in musical compositions.  We consider the musical compositions in our catalog to be valuable assets to our business.  We own the songwriter rights to the musical compositions contained in our music catalog.  However, we do not own any copyrights on such music.  We also consider our trademarks to be valuable assets to our business. As such, we may seek to register our trademark, “Astika Music Entertainment” and any other trademarks where we believe the protection of them is important for our business.  We currently do not have any federally registered trademarks.

Government Regulation

We are subject to government regulations that regulate businesses generally, such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety and labor relations.  In addition, our operations are affected by federal and state laws relating to marketing practices in the music industry.  Environmental laws and regulations do not materially impact our operations.

Research and Development

We have not spent any funds on research and development activities in connection with our business.

Personnel

As of March 25, 2013, we employed two persons, one on a full-time basis and one on a part-time basis.  None of our employees is subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

Index

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our executive offices are located at 7000 W. Palmetto Park Road, Suite 409, Boca Raton, Florida 33433.  We occupy an approximately 800 square foot office space, which is currently being provided to us at no charge.  We believe that this space is presently adequate for our needs.

Item 3.  Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4.  Mine Safety Disclosures

Not applicable to smaller reporting companies.

Index

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “ASKH”.

The following tables list the high and low sales prices for the Company’s common stock for each fiscal quarter during the two preceding fiscal years.

	High	Low
Year Ended December 31, 2012
First Quarter	$0.003	$0.0027
Second Quarter	−	−
Third Quarter	$0.04	$0.04
Fourth Quarter	$0.04	$0.04

	High	Low
Year Ended December 31, 2011
First Quarter	$0.002	$0.002
Second Quarter	$0.002	$0.002
Third Quarter	−	−
Fourth Quarter	−	−

The market price for the Company’s common stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders of Record

As of December 31, 2012 and March 25, 2013, respectively, there were 36 and 37 shareholders of record of the Company’s common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We currently intend to retain future earnings, if any, to finance our operations, and to expand our business.  Subject to the rights of holders of preferred stock, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, limitations under Florida law and other factors that our board of directors considers appropriate.

Recent Sales of Unregistered Securities

On February 7, 2012, the Company issued 1,840,000 shares of common stock to an investor for cash at a price of $0.0027 per share.  The net proceeds of $5,000 were used for general working capital purposes.  The securities were sold by the Company’s officers and directors and no commissions or other remuneration were paid in connection with these transactions.

On March 31, 2012, the Company issued 120,000 shares of common stock to two directors for services rendered at a price of $0.003 per share.  The securities were sold by the Company’s officers and directors and no commissions or other remuneration were paid in connection with these transactions.

Index

The foregoing transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as securities transactions not involving a public offering.

Recent Sales of Registered Securities

On September 6, 2012, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-182113).  The public offering was terminated on November 28, 2012.  The Company sold in the public offering 10,610 shares of its Series A Convertible Preferred Stock, and all of such shares of Series A Convertible Preferred Stock have been converted into 2,917,750 shares of Common Stock of the Company.  Each share of Series A Convertible Preferred Stock shall be convertible at any time at the option of the holder into 275 common shares. The holders of the Series A Convertible Preferred Stock will have 275 voting rights for each share of Series A Convertible Preferred Stock held of record.  The proceeds of the offering in the amount of $106,100 were deposited in the Company’s non-interest bearing bank account, and have been used by us in the business, as of March 25, 2013, as follows:

Marketing, promotion and advertising	$-
Printing expenses	4,409
Executive compensation	500
Legal fees and expenses	33,629
Accounting fees and expenses	5,500
Blue sky fees and expenses	3,371
Transfer agent fees	5,300
Miscellaneous	1,000

Total	$53,709

Item 6.  Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Index

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

Overview

The Company, through its wholly-owned subsidiary Astika Music Entertainment, Inc., engages in the music publishing business.  We own and acquire rights to musical compositions, exploit and market these compositions and receive royalties or fees for their use from domestic and international sources.  Our primary activities through the date of this report have been related to the acquisition and administration of musical compositions, including the composer and arranger rights to four musical compositions from the 1981 Hollywood movie, Raiders of the Lost Ark, which we acquired at no cost from Mr. Settler on January 25, 2011, the engagement of two persons to write musical compositions as works for hire for us on an exclusive basis and preparing for the public offering.  The composer/arranger rights to our Raiders of the Lost Ark musical compositions are also co-owned by Veronica C. Gamba, who is entitled to share equally in any performance royalties collected by BMI and, consequently, the approval of Ms. Gamba, or her assignees, is required for any additional royalty or fee arrangements with prospective licensees involving these compositions.  We cannot provide any assurance that we will be able to obtain any such approval from Ms. Gamba, or any of her assignees.

Plan of Operation

We are prioritizing the use the proceeds of our recent public offering completed on November 28, 2012 and the projected date of completion of our anticipated milestones from such date, as follows:

Anticipated Milestones	Projected Date of Completion	Budget Allocation($)

Payment of Offering Expenses	Completed	53,706 (actual)

Purchase of Music and Recording Equipment	June 2013	6,300 (estimated)

Music Production for 3 Unpublished Compositions in Music Catalog	June 2013	6,000 (estimated)

Executive Compensation for Mr. Settler	0-12 Months	6,000 (estimated)

Public Company Reporting	0-12 Months	25,494 (estimated)

General and Administrative Expenses	0-12 Months	2,500 (estimated)

Total Expenditures		100,000

Index

The foregoing represents our best estimate of the allocation of the proceeds of the public offering based on the planned use of funds for our operations and current objectives.  Our management will have broad discretion in determining the uses of the proceeds of the public offering.  We may reallocate funds from time to time if our management believes such reallocation to be in our best interest for uses that may or may not have been herein anticipated.

Results of Operations for the Year Ended December 31, 2012 Compared to the Period January 13, 2011, our Inception, through December 31, 2011

Revenues. Revenues consisted of performance royalties from our music catalog   The Company’s revenues for the year ended December 31, 2012 were $5,007 as compared to $834 for the period January 13, 2011 (our inception) through December 31, 2011, and the increase was due to an increase in royalty payments on the musical compositions in our catalog.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the year ended December 31, 2012 were $56,829 as compared to $4,701 for the period January 13, 2011 (our inception) through December 31, 2011, when we were not a public reporting company. General and administrative expenses increased due to expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, transfer agent fees and blue sky filing fees and fees and expenses relating to the Company’s public offering.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2012	As of December 31, 2011

Cash	$77,130	$8,033
Working Capital	58,958	8,033
Debt (current)	18,608	-

From January 13, 2011 (inception) through December 31, 2012, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the period January 1, 2012, through December 31, 2012 in the amount of $36,205.  The cash used in operating activities during this period was due to cash used to fund a net loss of $53,517, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, issuance of common stock to directors for services, accrued interest, as well as the increase in accounts payable for legal and accounting services in the amount of $16,525 due to being a public reporting company.  We experienced negative cash flow from operating activities for the period January 13, 2011, our inception, through December 31, 2011 in the amount of $3,867 due to cash used to fund a net loss of $3,909, adjusted for non-cash expenses related to amortization of intangible assets.

Index

Net Cash Used in Investing Activities

We experienced negative cash flow from investing activities for the period January 1, 2012, through December 31, 2012 in the amount of $2,798.  The cash used in investing activities during this period was due to cash used to purchase equipment.  We experienced negative cash flow from investing activities for the period January 13, 2011, our inception, through December 31, 2011 in the amount of $500.  The cash used in investing activities during this period was due to cash used to pay administrative fees to BMI for the assignment of rights in musical compositions to us.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the period from January 1, 2012, through December 31, 2012 was $108,100, which resulted from the issuance and sale of securities to investors in the amount of $111,100 and the repayment of debt in the amount of $3,000.  Cash provided by financing activities for the period from January 13, 2011, our inception, through December 31, 2011 was $12,400, which resulted from the issuance and sale of our common stock securities to our initial investors.

Availability of Additional Funds

Based on our working capital as of December 31, 2012 and revenues, we do not expect to need additional equity and/or debt financing to continue our operations during the next 12 months.  We expect that our current cash on hand will fund our operations through December 2013.   See “Description of Business”.

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

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements included elsewhere in this report for information related to new accounting pronouncements, none of which had a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2012, we had no off balance sheet arrangements.

Index

Material Commitments

There were no material commitments for the period from January 1, 2012, through December 31, 2012.

Purchase of Furniture and Equipment

There were purchases of computers and equipment in the amount of $2,298 for the period from January 1, 2012, through December 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis, and include finished goods.

Revenue Recognition

We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Amounts received in advance for subscription services, are deferred and recognized as revenue over the subscription term.

Index

Share Based Payments

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

The Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the share-based payments.

 Earnings (Loss) Per Share

We compute earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the year ended December 31, 2012 and the period from January 13, 2011 (inception) through September 30, 2010.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

We consider that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations.  Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Index

Item 8.  Financial Statements and Supplementary Data.

MALONEBAILEY, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Astika Holdings, Inc.
Boca Raton, Florida

We have audited the accompanying balance sheet of Astika Holdings, Inc. (the “Company”) as of December 31, 2012, and the related statements of expenses, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  MaloneBailey, LLP
      MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

March 25, 2013

Index

LAKE & ASSOCIATES, CPA’s LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Astika Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Astika Holdings, Inc. and Subsidiary as of December 31, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period from January 13, 2011 (inception) through December 31, 2011.  Astika Holdings, Inc. and Subsidiary’s management are responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astika Holdings, Inc. and Subsidiary as of December 31, 2011, and the results of its operations and its cash flows for the period from January 13, 2011 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed further in Note 1, the Company has incurred a significant loss since inception.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois March 27, 2012

Index

ASTIKA HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Audited)

ASSETS	December 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$77,130	$8,033
Accounts receivable	436	-
Total current assets	77,566	8,033

Equipment, net of depreciation of $513	2,285	-
Intangible assets, net of amortization of $309	5,191	458

Total assets	$85,042	$8,491

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$16,525	$-
Loan	2,083
Total current liabilities	18,608	-

Shareholders' equity:
Preferred stock (10,000,000 authorized;
par value $.001; none issued and outstanding)	$-	$-
Common stock (140,000,000 shares authorized; par value $.001;
11,077,750 and 6,200,000 shares issued and outstanding	11,078	6,200
at December 31, 2012 and December 31, 2011, respectively)
Additional paid in captal	112,782	6,200
Accumulated deficit	(57,426)	(3,909)
Total shareholders' equity	66,434	8,491

Total liabilities and shareholders' equity	$85,042	$8,491

The accompanying notes are an integral part of these consolidated financial statements.

Index

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

		For the period January 13, 2011
	Year Ended	(Inception) through
	December 31, 2012	December 31, 2011

Revenues	$5,007	$834

Cost of revenues	1,345	-
Gross Profit	3,662	834

Operating expenses
Selling, general and administrative expenses	56,829	4,701
Amortization of intangible assets	267	42

Total operating expenses	57,096	4,743

Operating income (loss)	(53,434)	(3,909)
Interest expense, net	(83)	-

Net (loss) before Income Taxes	(53,517)	(3,909)

Provision for Income Taxes	-	-

Net (loss)	(53,517)	(3,909)

Basic and diluted net (loss) per common share	$(0.01)	$-

Weighted average number of common shares outstanding	8,608,724	4,895,294

The accompanying notes are an integral part of these consolidated financial statements.

Index

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

		For the period January 13, 2011
	Year Ended December 31, 2012	(Inception) through December 31, 2011
OPERATING ACTIVITIES:
Net loss	$(53,517)	$(3,909)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	267	42
Depreciation	513	-
Issuance of common stock for services	360	-
Interest expense	83	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(436)	-
Increase in accounts payable and accrued expenses	16,525	-

Net cash provided by (used in) operating activities	(36,205)	(3,867)

INVESTING ACTIVITIES:
Cash paid for intangible assets	-	(500)
Cash paid for equipment	(2,798)	-

Net cash used in investing activities	(2,798)	(500)

FINANCING ACTIVITIES:
Repayment on debt	(3,000)	-
Proceeds from sale of common stock	5,000	12,400
Proceeds from sale of preferred stock	106,100	-

Net cash provided by financing activities	108,100	12,400

NET INCREASE IN CASH	69,097	8,033

CASH BEGINNING BALANCE	8,033	-

CASH ENDING BALANCE	$77,130	$8,033

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	106,100	-
Purchase of intangible asset	5,000	500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 13, 2011 (INCEPTION) THROUGH DECEMBER 31, 2012
(Audited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at January 25, 2011	-	$-	800,000	$800	$800	$-	$1,600
Share Purchase, $0.002/share

Common stock issued for cash on March 30, 2011	-	-	1,900,000	1,900	1,900		3,800
Share Purchase, $0.002/share

Common stock issued for cash on April 27, 2011	-	-	3,500,000	3,500	3,500		7,000
Share Purchase, $0.002/share

Net (loss) for the period						(3,909)	(3,909)

Balance at December 31, 2011	-	$-	6,200,000	$6,200	$6,200	$(3,909)	$8,491

Common stock issued for cash on
February 7, 2012, $0.0027174/share			1,840,000	1,840	3,160		5,000

Common stock issued for services on
March 31, 2012, $0.003/share			120,000	120	240		360

Preferred stock issued for cash during 2012	10,610	$106,100	-	-	-		106,100

Conversion of preferred stock to common stock in 2012	(10,610)	$(106,100)	2,917,750	2,918	103,182		-

Net (loss) for the period						(53,517)	(53,517)

Balance at December 31, 2012	-	$-	11,077,750	$11,078	$112,782	$(57,426)	$66,434

The accompanying notes are an integral part of these consolidated financial statements.

Index

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Astika Holdings, Inc. (the “Company”, “we”, “us”, “our”), is a music publishing company, which owns and acquires rights to musical compositions, exploits and markets these compositions and receive royalties or fees for their use from domestic and international sources.  Our music catalog includes the composer/arranger rights in four musical compositions included in the 1981 Hollywood movie, Raiders of the Lost Ark.  We also have a copyrighted recorded music compilation consisting of seven musical compositions written by EuGene Gant, one of our exclusive songwriters, entitled, “Eugenius SOL Presents:  Green and Healthy”, which is available for sale on the Internet website www.alephmusic.com.  In total, we own rights in 31 musical compositions.  Both Astika Holdings, Inc. and its wholly owned subsidiary Astika Music Entertainment, Inc. were incorporated under the laws of the State of Florida on January 13, 2011. Our fiscal year end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

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

Index

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment

Equipment is stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful life of five years.

Intangible Assets

Intangible Assets are stated at cost, less accumulated amortization.  Amortization is provided using the straight-line method over the estimated useful life of twelve years.

Advertising Costs

Advertising costs are expensed as incurred.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	Price is fixed or determinable; and

•	Collectability of the related receivable is reasonably assured.

The Company closely follows the provisions of ASC 605, “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share”. Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and adjust the allowance for doubtful accounts based on our history of past write-offs and collections and current credit conditions.  Specific customer accounts are written off as uncollectible if the probability of a future loss has been established, collection efforts have been exhausted and payment is not expected to be received.  As of December 31, 2012, no allowance for bad debts was required.

Stock-Based Compensation

We recognize compensation cost for stock-based awards issued after March 1, 2006, over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Compensation cost is based on grant-date fair value using quoted market prices for our common stock.

Index

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes as outlined in ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3 - EQUITY TRANSACTIONS

Stock Issued for Cash

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

From September 2012 until November 2012, the Company offered and sold 10,610 shares of its Series A Convertible Preferred Stock to 32 persons in a public offering for a purchase price of $10 per share.  The public offering provided proceeds to the Company in the amount of $106,100.

Stock Issued for Services

On March 31, 2012, the Company issued 120,000 shares of common stock to two directors for services rendered at a value of $360.

Series A Convertible Preferred Stock

Each share of Series A Convertible Preferred Stock shall be convertible at any time at the option of the holder into 275 common shares. The holders of the Series A Convertible Preferred Stock will have 275 voting rights for each share of Series A Convertible Preferred Stock held of record.  The Company offered and sold 10,610 shares of its Series A Convertible Preferred Stock to 32 persons in a public offering, and all of such shares of Series A Convertible Preferred Stock have been converted into 2,917,750 shares of Common Stock of the Company.  The public offering provided proceeds to the Company in the amount of $106,100.

Index

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and the remaining $2,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $2,000 due on June 15, 2013.  Accrued and unpaid interest on the Promissory Note is also due on June 15, 2013.  There is accrued interest on the Promissory Note in the amount of $83 as of December 31, 2012. As of December 31, 2012, total outstanding short-term debt is $2,083.

NOTE 5 – MATERIAL CONTRACTS

On June 15, 2012, the Company entered into a songwriter agreement with EuGene Gant, a songwriter, which provides for Mr. Gant’s employment as a staff writer on an exclusive basis to write musical compositions as works for hire for a period of two years from the date of the agreement. This agreement expires on June 15, 2014. The exclusive songwriter agreement with Eugene B. Settler dated June 16, 2012, provides for Mr. Settler’s employment as a staff writer on an exclusive basis to write musical compositions as works for hire for a period of five years from the date of the agreement.  This agreement expires on June 16, 2017.  During Mr. Gant’s and Mr. Settler’s tenure as songwriters for the Company, the copyrights on their entire work product will belong to the Company, in exchange for our assistance in exploiting and marketing these compositions and the payment of a writer’s fee to them ranging from 10% to 50% of the net amounts that we collect on these musical compositions.  The Company is entitled to the royalties for a period 50 years from the date of the creation of any work for hire pursuant to such agreements.  After the expiration of such 50-year period, the copyright on a musical composition reverts to the songwriter or his heirs or assigns.

NOTE 6 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes”.   ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Index

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the twelve month period ended December 31, 2012	For the period January 13, 2011 (inception) through December 31, 2011

Income tax expense (asset) at statutory rate	$(19,402)	$(1,329)
Valuation allowance	19,402	1,329

Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	For the twelve month period ended December 31, 2012	For the period January 13, 2011 (inception) through December 31, 2011

NOL Carryover	$53,517	$3,909
Valuation allowance	(53,517)	(3,909)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the period January 13, 2011, our inception, through December 31, 2011 was $(3,909) and our net operating loss carry forwards for the twelve month period ended December 31, 2012 was $(53,517), and for federal income tax reporting purposes is subject to annual limitations.  Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 7 – INTANGIBLE ASSETS

The Company has capitalized costs in acquiring intangible properties which consisted of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

Rights to Musical Compositions in BMI Catalog	$500	$500
Rights to Eugenius SOL Presents: Green and Healthy	5,000	-
Accumulated Amortization	(309)	(42)
Intangible Assets, Net	$5,191	$458

The music catalog rights of the Company are being amortized using the straight-line method over the estimated useful life of twelve years.

Index

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consist of the composer and arranger rights to four musical compositions included in the 1981 Hollywood movie, Raiders of the Lost Ark, which we acquired on January 25, 2011 from Mr. Eugene B. Settler, our Chairman of the Board, President, Chief Executive Officer and Treasurer, at no cost.  The value of the rights to the four musical compositions was determined to be the administrative costs in the amount of $500 charged by Broadcast Music Inc. (BMI) to record the assignment and transfer on BMI’s records of such rights from Mr. Settler to the Company.  Intangible assets also consist of seven original musical compositions from EuGene Gant, the songwriter, which is on the recorded music compilation entitled, “Eugenius SOL Presents:  Green and Healthy”. We purchased this recorded music compilation from him for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012.

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the periods indicated above.

Index

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Index

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2012 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

This Annual Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

/s/ Eugene B. Settler
     Eugene B. Settler
     CEO, President and Treasurer

Index

Item 9B.  Other Information.

Change in Shell Company Status

During the fourth quarter of 2012, we completed the acquisition of 17 musical compositions; 14 from Mr Gant and three from Mr. Settler and the intellectual property rights related thereto, pursuant to the terms of the songwriter agreements that we have with such persons.  In total, we own rights in 31 musical compositions.  Also, the Company generated $5,007 in revenues during the year ended December 31, 2012 from its music catalog.  As a result thereof, the Company has concluded that it was no longer a “shell company”, as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act and has ceased being a shell company.  Disclosures required by Item 5.06 of Form 8-K as a result of this change in shell company status are being disclosed in this Annual Report on Form 10-K in lieu of making such disclosure on Form 8-K.

Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of March 25, 2013, are as follows:

Name	Age	Principal Positions With Us

Eugene B. Settler	76	Chairman of the Board, Chief Executive Officer, President and Treasurer
Jack M. Alvo	50	Secretary and Director
Stephen J. Ratelle	55	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in public reporting companies, if any:

Eugene B. Settler - Chairman of the Board, Chief Executive Officer, President and Treasurer

Mr. Settler has served as our Chairman of the Board, Chief Executive Officer, President and Treasurer since January 2011 on a full-time basis.  Since June 2012, Mr. Settler has also served as an exclusive songwriter writing musical compositions for us on a work for hire basis.  From April 1997 until January 2011, Mr. Settler served as president of Setco, Inc., a company engaged in the marketing and licensing of musical compositions and recorded music.  From April 1996 until September 2006, Mr. Settler served as an independent consultant for Golden Entertainment Corp., a company engaged in the marketing and licensing of musical compositions and recorded music.  From May 1988 until March 1996, Mr. Settler served as the president and chief operating officer of The Singing Machine Company, Inc., a public reporting company engaged in the development, production, marketing and distribution of consumer karaoke audio equipment, accessories and recorded music, and also as a director from May 1988 until March 1997, a few weeks prior to the company’s Chapter 11 bankruptcy filing in April 1997.  From May 1981 until May 1988, Mr. Settler served as president and chief executive officer of IJE International, Inc., d/b/a Kid Stuff Records, a company engaged in the marketing and licensing of recorded kids music and books.  From August 1976 until April 1981, Mr. Settler served as president and chief executive officer of Request International Records, a record label.  From June 1972 until March 1976, Mr. Settler served as executive vice president of Transcontinental Music Corp., a company engaged in the retail sale of recorded music and musical instruments.  From May 1970 until June 1972, Mr. Settler served as executive vice president of domestic marketing and distribution of RCA Records, Inc., a record label.  From April 1968 until May 1970, Mr. Settler served as the director of marketing of Epic Records, a division of CBS Records, Inc., a record label.  From April 1965 through April 1968, Mr. Settler served as the branch manager of Columbia Records for Northern Ohio, a record label.  We believe that Mr. Settler should serve as a member of our board of directors due to his extensive music industry experience and contacts and prior experience serving as an officer and director of a public reporting company.

Jack M. Alvo – Secretary and Director

Mr. Alvo has served as a Director of the Company since March 2012, and since June 2012, as Secretary of the Company on a part-time basis for which he devotes up to five hours per week.  Since December 2010, Mr. Alvo has served as a sales manager of TLR Energy, an energy management consulting firm.  From March 2008 until November 2009, Mr. Alvo served as a senior trader for Rochoet NY Inc., a precious metals trading company.  From December 2004 until March 2008, Mr. Alvo served as an associate broker of Prudential Douglas Elliman Real Estate, New York, a real estate brokerage firm.  From May 2003 until August 2003, Mr. Alvo served as a trader for Worldco, L.L.C., a securities brokerage firm.  From January 2003 until February 2003, Mr. Alvo served as a trader for Andover Brokerage, L.L.C., a securities brokerage firm.  From February 2002 until January 2003, Mr. Alvo was vice president of sales at Act Forex, a foreign exchange trading software company. From September 1999 until January 2002, Mr. Alvo served as a financial advisor for Morgan Stanley DW Inc., a securities brokerage firm.  From April 1998 until August 1998, Mr. Alvo served as a trader for Murphy & Durieu, a securities brokerage firm.  From December 1994 until April 1998, Mr. Alvo served as a proprietary trader for Schonfeld Securities, LLC, a securities brokerage firm.  From June 1990 until March 1994, Mr. Alvo served as a foreign currency exchange broker for Tullett & Tokyo Securities, Inc., one of the world’s largest inter-dealer brokers.  From June 1998 until April 1990, Mr. Alvo served as a NYSE exchange floor clerk for Murphy & Durieu.  From December 1986 until March 1988, Mr. Alvo served as an AMEX exchange floor clerk for Gintelco, Inc., a securities brokerage firm.  Mr. Alvo graduated from Babson College in 1986 with a Bachelor’s of Science degree in Finance and Entrepreneurial Studies.  We believe that Mr. Alvo should serve as a member of our board of directors due to his experience in the financial services industry and educational background.

Index

Stephen J. Ratelle - Director

Mr. Ratelle has served as a Director of the Company since March 2012.  From February 2006 to May 2007, Mr. Ratelle served as chief executive officer, chief financial officer, treasurer, secretary and on the board of directors of Tundra Resources, Inc., a public reporting company, and during Mr. Ratelle’s tenure, this company did not comply with its public company reporting obligations under the Exchange Act.  From August 2009 to June 2010, Mr. Ratelle served as president of Environtech, Inc.  Mr. Ratelle was employed as a project manager, general foreman and superintendent for Fisk Electric from August 2006 to August 2009.  Mr. Ratelle was employed as a project manager and general foreman for Rosendin Electric from February 2005 to August 2006.  Mr. Ratelle was employed as a project manager and general foreman for Acme Electric from November 2001 to February 2005.  Mr. Ratelle was employed as a project manager and general foreman for Mojave Electric from January 1989 to October 2001.  We believe that Mr. Ratelle should serve as a member of our board of directors due to his prior experience serving as an officer and director of a public reporting company and his prior experience in managerial and other supervisory positions.

Term of Office

All of our directors hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Family Relationships

There are no family relationships among any of the Company’s directors and officers.

Board Composition and Committees

The Company’s Board of Directors is currently composed of three members, Eugene B. Settler, Jack M. Alvo and Stephen J. Ratelle.

We do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have a “audit committee financial expert” on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

Code of Ethics

Our Board of Directors will adopt a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Involvement in Certain Legal Proceedings

Except for the petition for bankruptcy by Mr. Alvo under Chapter 7 of the Federal bankruptcy laws filed on June 18, 2010 in the U.S. Bankruptcy Court for the Southern District of New York and the subsequent discharge of Mr. Alvo by the Court from all dischargeable debts on October 4, 2010, and the petition for bankruptcy by Mr. Ratelle under Chapter 7 of the Federal bankruptcy laws filed on January 30, 2013 in the U.S. Bankruptcy Court for the District of Nevada (Case No. 13-10649), none of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

Index

1.
any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.
being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Index

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2012, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

Item 11.   Executive Compensation.

Compensation Discussion and Analysis

Philosophy and objectives

Since our inception, all compensation decisions have been made by our Board of Directors.  The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business. We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives.

Elements of executive compensation

Base salary.  We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities.  Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.  We have not paid any executive compensation in the form of base salary to our management during the year ended December 31, 2012 or the period January 13, 2011, our inception, through December 31, 2011.

Incentive cash bonuses.  Our practice will be to seek to award incentive cash bonuses to our executive officers based upon their individual performance, as well as our overall business and strategic objectives. In determining the amount of cash bonuses paid to our named executive officers, we will consider the same four factors as in determining their base salaries. We expect that our Board of Directors will adopt formal processes for incentive cash bonuses during the next 24 months and will utilize incentive cash bonuses to reward executives for achieving corporate financial and operational goals and for achieving individual performance objectives.  To date, we have not paid any incentive cash bonuses to our management.

Index

Long-term equity compensation.  We believe that successful long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock and stock-based awards. We intend to establish equity incentive plans to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our shareholders. We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives.  In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation.  We have not issued any long-term equity compensation to our management during the year ended December 31, 2012 or the period January 13, 2011, our inception, through December 31, 2011.

Other compensation.  When we hire executive officers, our executive officers will be eligible to receive the same benefits, including non-cash group life and health benefits that are available to all employees. We may offer a 401(k) plan to our employees, including our executive officers. This plan will permit employees to make contributions up to a statutory maximum and will permit us to make matching or profit-sharing contributions. To date, we have not offered to our employees any benefit plans, including but not limited a 401(k) plan or made, or committed to make, any matching or profit-sharing contributions under a 401(k) plan.

Policies related to compensation

Guidelines for equity awards.  We have not formalized a policy as to the amount or timing of equity grants to our executive officers. We expect, however, that our board of directors will approve and adopt guidelines for equity awards.  Among other things, we expect that the guidelines will specify procedures for equity awards to be made under various circumstances, address the timing of equity awards in relation to the availability of information about us and provide procedures for grant information to be communicated to and tracked by our finance department.  As of the date of this report, we have not established a finance department.  We anticipate that the guidelines will require that any stock options or stock appreciation rights have an exercise or strike price not less than the fair market value of our common stock on the date of the grant.

Stock ownership guidelines.  As of the date of this report, we have not established stock ownership guidelines for our executive officers or the Board of Directors.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers, unless such compensation qualifies as performance-based compensation. Among other things, in order to be deemed performance-based compensation for Section 162(m) purposes, the compensation must be based on the achievement of pre-established, objective performance criteria and must be pursuant to a plan that has been approved by our shareholders. At least for the next several years, we expect the cash compensation paid to our executive officers to be below the threshold for non-deductibility provided in Section 162(m), and our equity incentive plans will afford our board of directors with the flexibility to make a variety of types of equity awards to our executive officers, the deductibility of which will not be limited under Section 162(m).  However, our board of directors will fashion our future equity compensation awards.  However, we do not now know whether any such awards will satisfy the requirements for deductibility under Section 162(m).

We also currently intend for our executive compensation program to satisfy the requirements of Internal Revenue Code Section 409A, which addresses the tax treatment of certain nonqualified deferred compensation benefits.

Index

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers during the period from January 13, 2011 (inception) to December 31, 2011 and during the year ended December 31, 2012 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Eugene B. Settler	CEO	2012	-	-	-	-	-	-	-
		2011	-	-	-	-	-	-	-
Jack M. Alvo (1)	Secretary	2012	-	-	180	-	-	-	180
		2011	-	-	-	-	-	-	-
___________

(1)
Mr. Alvo became the Secretary of the Company in June 2012.  Mr. Alvo was issued 60,000 shares of common stock on March 31, 2012.  The Company recorded such stock issuance as shares valued at $0.003 per share, which was the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors during the period from January 13, 2011 (inception) to December 31, 2011 and during the six month period ended June 30, 2012 for services to the Company:

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Eugene B. Settler	2012	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-

Jack M. Alvo (1)	2012	-	180	-	-	-	-	180
	2011	-	-	-	-	-	-	-

Stephen J. Ratelle(1)	2012	-	180	-	-	-	-	180
	2011	-	-	-	-	-	-	-
___________

(1)	Mr. Alvo and Mr. Ratelle were both appointed as directors of the Company in March 2012.
(2)
The Company recorded the stock issuance of 60,000 shares of common stock as shares valued at $0.003 per share, which was the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Index

Employment Agreements and Benefits

We currently have three employees.  Mr. Gant and Mr. Settler have exclusive songwriter agreements with us.  There are no executive employment agreements with us.  See “Description of Business−Musical Composition Agreements” for additional information.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the period from January 13, 2011 (inception) to December 31, 2011 or the year ended December 31, 2012.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from January 13, 2011 (inception) to December 31, 2011 or the year ended December 31, 2012.

Grants of Plan-Based Awards

During the period from January 13, 2011 (inception) to December 31, 2011 and the year ended December 31, 2012, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2011 or December 31, 2012.  No equity awards were made during the year ended December 31, 2011 or the year ended December 31, 2012.

Option Exercises and Stock Vested

During the period from January 13, 2011 (inception) to December 31, 2011 and the year ended December 31, 2012, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest.  As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We do not expect to adopt an equity incentive plan during the next 12 months. When we adopt an equity incentive plan, the purposes of the proposed equity incentive plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Index

Compensation Committee Interlocks and Insider Participation

During the period from January 13, 2011 (inception) to December 31, 2011 and the year ended December 31, 2012, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Employment Agreements

We have not entered into any employment agreements with our executive officers.  Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Potential Payments Upon Termination or Change in Control

There were no potential payments or benefits payable to our named executive officers upon his termination of employment or in connection with a change in control.

Grants of Plan-Based Awards

We have not granted any plan-based awards to our named executive officers, since January 13, 2011, our inception to December 31, 2011 and the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2012, our fiscal year-end.

Option Exercises and Stock Vested in 2012

Our named executive officer did not exercise any options, nor did any unvested shares of stock vest, during December 31, 2012, our fiscal year end.  Our named executive officer did not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Index

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2013 for:

●   each person or group known to us to beneficially own 5% or more of our common stock;
●   each of our directors and director nominees;
●   each of our named executive officers; and
●   all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 7000 W. Palmetto Park Road, Suite 409, Boca Raton, Florida  33433.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 25, 2013, through the exercise of any stock option, warrant or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Eugene B. Settler	800,000	7.22%

Jack M. Alvo	60,000	*

Stephen J. Ratelle	60,000	*

Sawgrass Resources, Inc.(1)	7,240,000	65.36%

All directors and executive officers as a group (3 persons)	920,000	4.8%
______________
* Less than 1 percent.

(1)
Aline Parrish is the president and sole director of Sawgrass Resources, Inc.  Aline Parrish maintains sole voting and investment control of these shares of common stock.  As a result, Aline Parrish is deemed to beneficially own all of these shares of common stock.  The address of the company is 631 Jefferson Ave., No. 305, Miami Beach, Florida  33139.

Index

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

There are no transactions involving the Company and any of its officers, directors, majority shareholders or other related persons or control persons that require disclosure pursuant to Item 404(d) of Regulation S-K (§ 229.404(d)).  We do not have an established policy regarding related transactions.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.  The Company believes that Stephen J. Ratelle is “independent” as such term is defined by the rules of the Nasdaq Stock Market.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Astika Holdings, Inc., 7000 W. Palmetto Park Rd., Suite 409, Boca Raton, Florida  33433, or by telephone at (509) 562-3211.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the period from January 13, 2011 (inception) through December 31, 2011 and the year ended December 31, 2012.

	Year Ended December 31, 2012	January 13, 2011 (inception) through December 31, 2011

Audit Fees	$4,250	$4,000
Audit-Related Fees	1,250	1,300
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$5,500	$5,300

Index

Item 15.   Exhibits.

(a)	Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen preferred stock certificate*
4.2	Specimen common stock certificate*
10.1	Subscription Agreement for Series A Convertible Preferred Stock **
10.2	Bill of Sale and Assignment from Eugene B. Settler to registrant dated January 25, 2011 **
10.3	Bill of Sale and Assignment from EuGene Gant to registrant dated June 15, 2012 **
10.4	Promissory Note from registrant to EuGene Gant dated June 15, 2012 **
10.5	Exclusive Songwriter Agreement between the registrant and EuGene Gant dated June 15, 2012 **
10.6	Exclusive Songwriter Agreement between the registrant and Eugene B. Settler dated June 16, 2012 **
21.1	List of Subsidiaries*
23.1	Consent of Lake & Associates, CPA's LLC
__________
*      Included as an Exhibit to our Registration Statement on Form S-1 filed on June 14, 2012
**   Included as an Exhibit to our Registration Statement on Form S-1/Amendment No. 1 filed on August 6, 2012

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2013.

ASTIKA HOLDINGS, INC.

By:  /s/   Eugene B. Settler
Eugene B. Settler
CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene B. Settler Eugene B. Settler	President, Chief Executive Officer, (Principal Executive Officer), Treasurer (Principal Financial and Accounting Officer), Chairman	March 26, 2013

/s/ Jack M. Alvo Jack M. Alvo	Secretary and Director	March 26, 2013

/s/ Stephen J. Ratelle Stephen J. Ratelle	Director	March 26, 2013

Index

Astika Holdings, Inc.

Index to Exhibits

Exhibits

Exhibit 23.1	Consent of Lake & Associates, CPA's LLC

Exhibit 31.1	302 Certification – Eugene B. Settler

Exhibit 32.1	906 Certification – Eugene B. Settler