Form 10-Q
period 2013-03-31
ASTIKA HOLDINGS INC.
filed 2013-05-14
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-54855

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer   ☐                                                                                    Accelerated filer                              ☐
           Non-accelerated filer     ☐                                                                                    Smaller reporting company           ☒
           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 10, 2013

Common Stock, par value $.001 per share	11,077,750 shares

ASTIKA HOLDINGS, INC.

PAGE

Part I Financial Information	3

Item 1. Financial Statements (unaudited)	3

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

Part II Other Information	13

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Mine Safety Disclosures.	13

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures	14

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31, 2013	December 31, 2012

Current assets:
Cash and cash equivalents	$41,209	$77,130
Accounts receivable	697	436
Total current assets	41,906	77,566

Equipment, net of depreciation of $653 and $513, respectively	2,145	2,285
Intangible assets, net of amortization of $424 and $309, respectively	5,076	5,191

Total assets	$49,127	$85,042

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,585	$16,525
Loan	2,109	2,083
Total current liabilities	7,694	18,608

Shareholders' equity:
Preferred stock (10,000,000 authorized;
par value $.001; none issued and outstanding)	$-	$-
Common stock (140,000,000 shares authorized; par value $.001;
11,077,750 shares issued and outstanding	11,078	11,078
at March 31, 2013 and December 31, 2012, respectively)
Additional paid in captal	112,782	112,782
Accumulated deficit	(82,427)	(57,426)
Total shareholders' equity	41,433	66,434

Total liabilities and shareholders' equity	$49,127	$85,042

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period	For the three month period
	ended March 31, 2013	ended March 31, 2012

Revenues	$677	$826

Cost of revenues	-	-
Gross Profit	677	826

Operating expenses
Selling, general and administrative expenses	25,537	2,466
Amortization of intangible assets	115	10

Total operating expenses	25,652	2,476

Operating income (loss)	(24,975)	(1,650)
Interest expense, net	(26)	-

Net (loss) before Income Taxes	(25,001)	(1,650)

Provision for Income Taxes	-	-

Net (loss)	(25,001)	(1,650)

Basic and diluted net (loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,077,750	7,272,967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three month period	For the three month period
	ended March 31, 2013	ended March 31, 2012
OPERATING ACTIVITIES:
Net loss	$(25,001)	$(1,650)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	115	10
Depreciation	140	93
Issuance of common stock for services	-	360
Interest expense	26	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(261)	-
Increase (decrease) in accounts payable and accrued expenses	(10,940)	2,000

Net cash provided by (used in) operating activities	(35,921)	813

INVESTING ACTIVITIES:
Cash paid for intangible assets	-	-
Cash paid for equipment	-	(2,798)

Net cash used in investing activities	-	(2,798)

FINANCING ACTIVITIES:
Repayment on debt	-	-
Proceeds from sale of common stock	-	5,000
Proceeds from sale of preferred stock	-	-

Net cash provided by financing activities	-	5,000

NET INCREASE IN CASH	(35,921)	3,015

CASH BEGINNING BALANCE	77,130	8,033

CASH ENDING BALANCE	$41,209	$11,048

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	-	-
Purchase of intangible asset	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period January 13, 2011 (Inception) through December 31, 2011 and the year ended December 31, 2012 are included in Annual Report on Form 10-K of Astika Holdings, Inc. which was filed on March 26, 2013, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

NOTE 2 - DESCRIPTION OF BUSINESS

Astika Holdings, Inc. (the “Company”, “we”, “us”, “our”), is a music publishing company, which owns and acquires rights to musical compositions, exploits and markets these compositions and receive royalties or fees for their use from domestic and international sources.  Our music catalog includes the composer/arranger rights in four musical compositions included in the 1981 Hollywood movie, Raiders of the Lost Ark.  We also have a copyrighted recorded music compilation consisting of seven musical compositions written by EuGene Gant, one of our exclusive songwriters, entitled, “Eugenius SOL Presents:  Green and Healthy”, which is available for sale on the Internet website www.alephmusic.com.  We own rights in 19 other musical compositions.  In total, we own rights in 30 musical compositions.  Both Astika Holdings, Inc. and its wholly owned subsidiary Astika Music Entertainment, Inc. were incorporated under the laws of the State of Florida on January 13, 2011. Our fiscal year end is December 31.

NOTE 3 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and the remaining $2,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $2,000 due on June 15, 2013.  Accrued and unpaid interest on the Promissory Note is also due on June 15, 2013.  There is accrued interest on the Promissory Note in the amount of $109 as of March 31, 2013. As of March 31, 2013, total outstanding short-term debt, which is comprised of principal and interest, was $2,109.

NOTE 4 – INTANGIBLE ASSETS

The Company has capitalized costs in acquiring intangible properties which consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Rights to Musical Compositions in BMI Catalog	$500	$500
Rights to Eugenius SOL Presents: Green and Healthy	5,000	5,000
Accumulated Amortization	(424)	(309)
Intangible Assets, Net	$5,076	$5,191

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this report and are hereby referenced.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Overview

The Company, through its wholly-owned subsidiary Astika Music Entertainment, Inc., engages in the music publishing business.  We own and acquire rights to musical compositions, exploit and market these compositions and receive royalties or fees for their use from domestic and international sources.  Our primary activities through the date of this report have been related to the acquisition and administration of musical compositions, including the composer and arranger rights to four musical compositions from the 1981 Hollywood movie, Raiders of the Lost Ark, which we acquired at no cost from Mr. Settler on January 25, 2011, the engagement of two persons to write musical compositions as works for hire for us on an exclusive basis and completing our recent public  offering.  The composer/arranger rights to our Raiders of the Lost Ark musical compositions are also co-owned by Veronica C. Gamba, who is entitled to share equally in any performance royalties collected by BMI and, consequently, the approval of Ms. Gamba, or her assignees, is required for any additional royalty or fee arrangements with prospective licensees involving these compositions.  We cannot provide any assurance that we will be able to obtain any such approval from Ms. Gamba, or any of her assignees.

Our Operations

We are prioritizing the use the proceeds of our recent public offering, as follows:

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

Results of Operations for the Three Month Period Ended March 31, 2013 Compared to the Period March 31, 2012

Revenues. Revenues consisted of performance royalties from our music catalog   The Company’s revenues for the three month period ended March 31, 2013 were $677 as compared to $826 for the three month period ended March 31, 2013, and the decrease was due to a decrease in performance royalty payments from Broadcast Music Inc. (BMI) on the composer and arranger rights to musical compositions our catalog.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three month period ended March 31, 2013were $25,537 as compared to $2,466 for the three month period ended March 31, 2012. General and administrative expenses increased due to expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, transfer agent fees and blue sky filing fees and fees and expenses relating to the Company’s public offering.  General and administrative expenses consisted primarily of corporate support expenses, such as legal and accounting, and director stock compensation expenses.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2012	As of March 31, 2013

Cash	$77,130	$41,209
Working Capital	58,958	34,212
Debt (current)	18,608	7,694

From January 13, 2011 (inception) through March 31, 2013, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities during the three month period ended March 31, 2013 in the amount of $35,921.  The cash used in operating activities during this period was due to cash used to fund a net loss of $25,001, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, and accrued interest.

Net Cash Used in Investing Activities

The cash used in investing activities during the three month period ended March 31, 2013 was $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three month period ended March 31, 2013 was $0.

Availability of Additional Funds

Based on our working capital as of March 31, 2013 and revenues, we do not expect to need additional equity and/or debt financing to continue our operations during the next 12 months.  We expect that our current cash on hand will fund our operations through December 2013.   See “Description of Business”.

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

Material Commitments

There were no material commitments during the three month period ended March 31, 2013.

Purchase of Furniture and Equipment

There were no purchases of computers and equipment during the three month period ended March 31, 2013.

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

Off Balance Sheet Arrangements

As of March 31, 2013, we had no off balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4.   Controls and Procedures

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of March 31, 2013, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 31, 2013.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2013 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

This quarterly report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

/s/ Eugene B. Settler
     Eugene B. Settler
     CEO, President and Treasurer

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On September 6, 2012, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-182113).  The public offering was terminated on November 28, 2012.  The proceeds of the offering in the amount of $106,100 were deposited in the Company’s non-interest bearing bank account, and have been used by us in the business, as of March 31, 2013, as follows:

Marketing, Promotion and Advertising	$-
Printing expenses	6,869
Executive Compensation	2,000
Legal fees and expenses	39,629
Accounting fees and expenses	6,750
Blue sky fees and expenses	3,371
Transfer Agent fees	19,405
Miscellaneous	1,000

Total	$79,024

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.   Exhibits

(a)           Exhibits

Exhibit 31.1	302 Certification – Eugene B. Settler

Exhibit 32.1	906 Certification – Eugene B. Settler

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTIKA HOLDINGS, INC.

DATE:  May 13, 2013

By:  /s/  Eugene B. Settler
              Eugene B. Settler
              Chairman, President, Chief Executive Officer
              and Treasurer (Principal Accounting Officer
              and Authorized Officer)

Astika Holdings, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Eugene B. Settler

Exhibit 32.1	906 Certification – Eugene B. Settler