Form 10-Q
period 2013-06-30
ASTIKA HOLDINGS INC.
filed 2013-08-14
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-54855

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2013

Common Stock, par value $.001 per share	11,077,750 shares

ASTIKA HOLDINGS, INC.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$21,847	$77,130
Accounts receivable	394	436
Total current assets	22,241	77,566

Equipment, net of depreciation of $816 and $513, respectively	2,570	2,285
Intangible assets, net of amortization of $538 and $309, respectively	4,962	5,191

Total assets	$29,773	$85,042

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,125	$16,525
Loan	1,134	2,083
Total current liabilities	9,259	18,608

Shareholders' equity:
Preferred stock (10,000,000 authorized;
par value $.001; none issued and outstanding)	$-	$-
Common stock (140,000,000 shares authorized; par value $.001;
11,077,750 shares issued and outstanding	11,078	11,078
at June 30, 2013 and December 31, 2012, respectively)
Additional paid in captal	112,782	112,782
Accumulated deficit	(103,346)	(57,426)
Total shareholders' equity	20,514	66,434

Total liabilities and shareholders' equity	$29,773	$85,042

The accompaning notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period	For the three month period	For the six month period	For the six month period
	ended June 30, 2013	ended June 30, 2012	ended June 30, 2013	ended June 30, 2012

Revenues	$374	$669	$1,052	$1,495

Cost of revenues	-	-	-	-
Gross Profit	374	669	1,052	1,495

Operating expenses
Selling, general and administrative expenses	21,153	3,104	46,691	5,570
Amortization of intangible assets	115	28	229	38

Total operating expenses	21,268	3,132	46,920	5,608

Operating income (loss)	(20,894)	(2,463)	(45,868)	(4,113)
Interest expense, net	(25)	(8)	(51)	(8)

Net (loss) before Income Taxes	(20,919)	(2,471)	(45,919)	(4,121)

Provision for Income Taxes	-	-	-	-

Net (loss)	(20,919)	(2,471)	(45,919)	(4,121)

Basic and diluted net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,077,750	8,160,000	11,077,750	7,716,484

The accompaning notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six month period	For the six month period
	ended June 30, 2013	ended June 30, 2012

OPERATING ACTIVITIES:
Net loss	$(45,919)	$(4,121)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	229	38
Depreciation	303	233
Issuance of common stock for services	-	360
Interest expense	51	-
Changes in operating assets and liabilities:
accounts receivable	42	(90)
accounts payable and accrued expenses	(8,400)	2,703

Net cash provided by (used in) operating activities	(53,694)	(877)

INVESTING ACTIVITIES:
Cash paid for intangible assets	-	(5,000)
Cash paid for equipment	(589)	(2,798)

Net cash used in investing activities	(589)	(7,798)

FINANCING ACTIVITIES:
Repayment on debt	(1,000)	-
Proceeds from loan	-	4,000
Proceeds from sale of common stock	-	5,000

Net cash provided by (used in) financing activities	(1,000)	9,000

NET INCREASE (DECREASE) IN CASH	(55,283)	325

CASH BEGINNING BALANCE	77,130	8,033

CASH ENDING BALANCE	$21,847	$8,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompaning notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period January 13, 2011 (Inception) through December 31, 2011 and the year ended December 31, 2012 are included in the Annual Report on Form 10-K of Astika Holdings, Inc. which was filed on March 26, 2013, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

NOTE 3 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The note bears interest at five percent (5%) per annum and the maturity date was extended from June 15, 2013 to December 31, 2013.  A $1,000 payment was made on the note during the six months ended June 30, 2013. There is accrued interest on the Promissory Note in the amount of $134 as of June 30, 2013.

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

Overview

The Company, through its wholly-owned subsidiary Astika Music Entertainment, Inc., engages in the music publishing business.  We own and acquire rights to musical compositions, exploit and market these compositions and receive royalties or fees for their use from domestic and international sources.  Our primary activities through the date of this report have been related to the acquisition and administration of musical compositions, including the composer and arranger rights to four musical compositions from the 1981 Hollywood movie, Raiders of the Lost Ark, which we acquired at no cost from Mr. Settler on January 25, 2011, the engagement of two persons to write musical compositions as works for hire for us on an exclusive basis and completing our public offering in Fall 2012.  The composer/arranger rights to our Raiders of the Lost Ark musical compositions are also co-owned by Veronica C. Gamba, who is entitled to share equally in any performance royalties collected by BMI and, consequently, the approval of Ms. Gamba, or her assignees, is required for any additional royalty or fee arrangements with prospective licensees involving these compositions.  We cannot provide any assurance that we will be able to obtain any such approval from Ms. Gamba, or any of her assignees.

Our Operations

We are prioritizing the use of the proceeds of our recent public offering, as follows:

Anticipated Milestones	Projected Date of Completion	Budget Allocation($)

Payment of Offering Expenses	Completed	53,706 (actual)

Purchase of Music and Recording Equipment	December 2013	6,300 (estimated)

Music Production for 3 Unpublished Compositions in Music Catalog	December 2013	6,000 (estimated)

Executive Compensation for Mr. Settler	0-12 Months	6,000 (estimated)

Public Company Reporting	0-12 Months	25,494 (estimated)

General and Administrative Expenses	0-12 Months	2,500 (estimated)

Total Expenditures		100,000

The foregoing represents our best estimate of the allocation of the proceeds of our recent public offering based on the planned use of funds for our operations and current objectives.  Our management will have broad discretion in determining the uses of the proceeds of this offering.  We may reallocate funds from time to time if our management believes such reallocation to be in our best interest for uses that may or may not have been previously anticipated.

Results of Operations for the Three Month Period Ended June 30, 2013 Compared to the Three Month Period Ended June 30, 2012

Revenues. Revenues consisted of performance royalties from our music catalog. The Company’s revenues for the three month period ended June 30, 2013 were $374 as compared to $669 for the three month period ended June 30, 2012, and the decrease was due to a decrease in performance royalty payments from Broadcast Music Inc. (BMI) on the composer and arranger rights to musical compositions in our catalog.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three month period ended June 30, 2013 were $21,153 as compared to $3,104 for the three month period ended June 30, 2012. General and administrative expenses increased due to expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, transfer agent fees and blue sky filing fees and fees and expenses relating to the Company’s public offering.  General and administrative expenses consisted primarily of corporate support expenses, such as legal, accounting, and financial printing relating to our SEC filings.

Results of Operations for the Six Month Period Ended June 30, 2013 Compared to the Six Month Period Ended June 30, 2012

Revenues. Revenues consisted of performance royalties from our music catalog. The Company’s revenues for the six month period ended June 30, 2013 were $1,052 as compared to $1,495 for the six month period ended June 30, 2012, and the decrease was due to a decrease in performance royalty payments from Broadcast Music Inc. (BMI) on the composer and arranger rights to musical compositions in our catalog.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the six month period ended June 30, 2013 were $46,691 as compared to $5,570 for the six month period ended June 30, 2012. General and administrative expenses increased due to expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, transfer agent fees and blue sky filing fees and fees and expenses relating to the Company’s public offering.  General and administrative expenses consisted primarily of corporate support expenses, such as legal, accounting, and financial printing relating to our SEC filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2012	As of June 30, 2013

Cash	$77,130	$21,847
Working Capital	58,958	12,982
Debt (current)	18,608	9,259

From January 13, 2011 (inception) through June 30, 2013, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in Fall 2012.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities during the six month period ended June 30, 2013 in the amount of $53,694 as compared to negative cash flow from operating activities in the amount of $877 during the six month period ended June 30, 2012.  The cash used in operating activities during the six month period ended June 30, 2013, was due to cash used to fund a net loss of $45,919, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, and accrued interest, as well as the decrease in accounts payable for legal and accounting services.

Net Cash Used in Investing Activities

The cash used in investing activities during the six month period ended June 30, 2013 was $589 for music equipment as compared to purchases for office equipment in the amount of $2,798 during the six month period ended June 30, 2012.

Net Cash Provided by and Used In Financing Activities

Cash used in financing activities during the six month period ended June 30, 2013 was $1,000 for loan principal repayment as compared to cash provided from debt and equity financing activities in the amount of $9,000 during the six month period ended June 30, 2012.

Availability of Additional Funds

Based on our working capital as of June 30, 2013 and revenues, we do not expect to need additional equity and/or debt financing to continue our operations during the next 12 months.  We expect that our current cash on hand will fund our operations through June 2014.   See “Description of Business”.

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

Material Commitments

There were no material commitments during the three or six month periods ended June 30, 2013.

Purchase of Furniture and Equipment

We purchased musical equipment in the amount of $589 during the six month period ended June 30, 2013.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Off Balance Sheet Arrangements

As of June 30, 2013, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2013 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

●
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

●
We did not maintain proper segregation of duties for the preparation of our financial statements.  We currently have only one officer overseeing all transactions.  This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting.

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

●
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

●	Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

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

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 6, 2012, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-182113).  The public offering was terminated on November 28, 2012.  The proceeds of the offering in the amount of $106,100 were deposited in the Company’s non-interest bearing bank account, and have been used by us in the business, as of June 30, 2013, as follows:

Marketing, Promotion and Advertising	$590
Printing expenses	8,039
Executive Compensation	3,500
Legal fees and expenses	55,129
Accounting fees and expenses	8,000
Blue sky fees and expenses	3,371
Transfer Agent fees	19,705
Miscellaneous	1,680

Total	$100,014

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)        Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Eugene B. Settler

Exhibit 32.1	906 Certification – Eugene B. Settler

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTIKA HOLDINGS, INC.

DATE:  August 12, 2013

By: /s/  Eugene B. Settler
              Eugene B. Settler
              Chairman, President, Chief Executive Officer
              and Treasurer (Principal Accounting Officer
              and Authorized Officer)

Astika Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Eugene B. Settler

Exhibit 32.1	906 Certification – Eugene B. Settler