Form 10-Q
period 2013-09-30
ASTIKA HOLDINGS INC.
filed 2013-11-14
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 6, 2013

Common Stock, par value $.001 per share	11,077,750 shares

ASTIKA HOLDINGS, INC.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Current assets:

Cash and cash equivalents	$8,014	$77,130
Accounts receivable	303	436

Total current assets	8,317	77,566

Equipment, net of depreciation of $992 and $513, respectively	2,745	2,285
Intangible assets, net of amortization of $653 and $309, respectively	4,847	5,191

Total assets	$15,909	$85,042

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses	$8,475	$16,525
Loan	1,148	2,083

Total current liabilities	9,623	18,608

Shareholders' equity:

Preferred stock (10,000,000 authorized;
par value $.001; none issued and outstanding)	$-	$-
Common stock (140,000,000 shares authorized; par value $.001;
11,077,750 shares issued and outstanding	11,078	11,078
at September 30, 2013 and December 31, 2012, respectively)
Additional paid in captal	112,782	112,782
Accumulated deficit	(117,574)	(57,426)

Total shareholders' equity	6,286	66,434

Total liabilities and shareholders' equity	$15,909	$85,042

The accompaning notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period	For the three month period	For the nine month period	For the nine month period
	ended September 30, 2013	ended September 30, 2012	ended September 30, 2013	ended September 30, 2012

Revenues	$283	$326	$1,335	$1,821

Cost of revenues	-	25	-	70
Gross Profit	283	301	1,335	1,751

Operating expenses

Selling, general and administrative expenses	14,383	5,537	61,074	11,062
Amortization of intangible assets	115	115	344	153

Total operating expenses	14,498	5,652	61,418	11,215

Operating income (loss)	(14,215)	(5,351)	(60,083)	(9,464)
Interest expense, net	(14)	(25)	(65)	(33)

Net (loss) before Income Taxes	(14,229)	(5,376)	(60,148)	(9,497)

Provision for Income Taxes	-	-	-	-

Net (loss)	(14,229)	(5,376)	(60,148)	(9,497)

Basic and diluted net (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	11,077,750	8,162,571	11,077,750	7,865,827

The accompaning notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine month period	For the nine month period
	ended September 30, 2013	ended September 30, 2012
OPERATING ACTIVITIES:

Net loss	$(60,148)	$(9,497)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	344	153
Depreciation	479	373
Issuance of common stock for services	-	360
Interest expense	65	33
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	133	(296)
Increase (decrease) in accounts payable and accrued expenses	(8,050)	4,632

Net cash provided by (used in) operating activities	(67,177)	(4,242)

INVESTING ACTIVITIES:

Cash paid for equipment	(939)	(2,798)
		-
Net cash used in investing activities	(939)	(2,798)

FINANCING ACTIVITIES:

Repayment on debt	(1,000)	(1,000)
Proceeds from sale of common stock	-	5,000
Proceeds from sale of preferred stock	-	1,600

Net cash provided by (used in) financing activities	(1,000)	5,600

NET INCREASE IN CASH	(69,116)	(1,440)

CASH BEGINNING BALANCE	77,130	8,033

CASH ENDING BALANCE	$8,014	$6,593

Non-cash investing and financing activities:

Conversion of preferred stock to common stock	-	1,600
Purchase of intangible asset	-	5,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$-	$-

The accompaning notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period January 13, 2011 (Inception) through December 31, 2011 and the year ended December 31, 2012 are included in the Annual Report on Form 10-K of Astika Holdings, Inc. which was filed on March 26, 2013, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management feels the limited history of the Company and its future cash needs to implement its business plan raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

The Company’s current assets are not deemed to be sufficient to fund ongoing expenses related to the planned expansion of operations. In order to implement its entire business plan, the Company will need to raise additional capital through equity or debt financings or through loans from shareholders or others. The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise additional capital and eventually attain profitable operations. There can be no assurance that the Company will be able to raise additional capital or execute its business strategy. These factors raise substantial doubt about the company’s ability to continue as a going concern.

NOTE 4 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The note bears interest at five percent (5%) per annum and the maturity date was extended from June 15, 2013 to December 31, 2013.  Principal repayment in the amount of $4,000 payment has been made on the Promissory Note as of September 30, 2013. There is outstanding principal in the amount of $1,000 and accrued interest in the amount of $148 on the Promissory Note as of September 30, 2013.

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

Results of Operations for the Three Month Period Ended September 30, 2013 Compared to the Three Month Period Ended September 30, 2012

Revenues. Revenues consisted of performance royalties from our music catalog. The Company’s revenues for the three month period ended September 30, 2013 were $283 as compared to $326 for the three month period ended September 30, 2012, and the decrease was due to a decrease in performance royalty payments from Broadcast Music Inc. (BMI) on the composer and arranger rights to musical compositions in our catalog.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three month period ended September 30, 2013 were $14,383 as compared to $5,537 for the three month period ended September 30, 2012. General and administrative expenses increased due to expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, transfer agent fees and blue sky filing fees and fees and expenses relating to the Company’s public offering.  General and administrative expenses consisted primarily of corporate support expenses, such as legal, accounting, and financial printing relating to our SEC filings.

Results of Operations for the Nine Month Period Ended September 30, 2013 Compared to the Nine Month Period Ended September 30, 2012

Revenues. Revenues consisted of performance royalties from our music catalog. The Company’s revenues for the nine month period ended September 30, 2013 were $1,335 as compared to $1,821 for the nine month period ended September 30, 2012, and the decrease was due to a decrease in performance royalty payments from Broadcast Music Inc. (BMI) on the composer and arranger rights to musical compositions in our catalog.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the nine month period ended September 30, 2013 were $61,074 as compared to $11,062 for the nine month period ended September 30, 2012. General and administrative expenses increased due to expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, transfer agent fees and blue sky filing fees and fees and expenses relating to the Company’s public offering.  General and administrative expenses consisted primarily of corporate support expenses, such as legal, accounting, and financial printing relating to our SEC filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2012	As of September 30, 2013

Cash	$77,130	$8,104
Working Capital	58,958	(1,306)
Debt (current)	18,608	9,623

From January 13, 2011 (inception) through September 30, 2013, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in Fall 2012.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities during the nine month period ended September 30, 2013 in the amount of $67,177 as compared to negative cash flow from operating activities in the amount of $4,242 during the nine month period ended September 30, 2012.  The cash used in operating activities during the nine month period ended September 30, 2013, was due to cash used to fund a net loss of $60,148, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, and accrued interest, as well as the decrease in accounts payable for legal and accounting services.  The cash used in operating activities during the nine month period ended September 30, 2012, was due to cash used to fund a net loss of $9,497, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, and accrued interest, as well as the decrease in accounts payable for legal and accounting services.

Net Cash Used in Investing Activities

The cash used in investing activities during the nine month period ended September 30, 2013 was $939 for music equipment as compared to purchases for office equipment in the amount of $2,798 during the nine month period ended September 30, 2012.

Net Cash Provided by and Used In Financing Activities

Cash used in financing activities during the nine month period ended September 30, 2013 was $1,000 for loan principal repayment as compared to cash provided from debt and equity financing activities in the amount of $5,600 during the nine month period ended September 30, 2012.

Availability of Additional Funds

Based on our working capital as of September 30, 2013 and revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months.  We expect that our current cash on hand will not fund our operations through September 2014.   See “Description of Business”.

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

Material Commitments

There were no material commitments during the three or nine month periods ended September 30, 2013.

Purchase of Furniture and Equipment

We purchased musical equipment in the amount of $939 during the nine month period ended September 30, 2013.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Off Balance Sheet Arrangements

As of September 30, 2013, we had no off balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2013 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 6, 2012, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-182113).  The public offering was terminated on November 28, 2012.  The proceeds of the offering in the amount of $106,100 were deposited in the Company’s non-interest bearing bank account, and have been used by us in the business, as of September 30, 2013, as follows:

Marketing, Promotion and Advertising	$590
Printing expenses	10,075
Executive Compensation	6,000
Legal fees and expenses	55,129
Accounting fees and expenses	9,250
Blue sky fees and expenses	3,371
Transfer Agent fees	20,005
Miscellaneous	1,680

Tota	$106,100

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

DATE:  November 14, 2013

By: /s/  Eugene B. Settler
              Eugene B. Settler
              Chairman, President, Chief Executive Officer
              and Treasurer (Principal Accounting Officer
              and Authorized Officer)

Astika Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Eugene B. Settler

Exhibit 32.1	906 Certification – Eugene B. Settler