Form 10-K
period 2013-12-31
ASTIKA HOLDINGS INC.
filed 2014-04-14
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________________.

Commission file number:  333-182113

Astika Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-4601693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 1, 725 Rosebank Road
Avondale, Auckland, 1348, New Zealand
(Address of principal executive offices) (Zip Code)

 Registrant’s telephone number, including area code:   (64) 9 929 0502

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At April 8, 2014, there were 11,077,750 shares of the registrant’s Common Stock issued and outstanding.

Astika Holdings, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2013

Explanatory Note

In this Annual Report on Form 10-K, Astika Holdings, Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  Business.

Our Company

Astika Holdings, Inc., a Florida corporation, is focused on a variety of strategic acquisitions in service, agriculture and industrial companies to compliment and grow Astika Holdings, Inc.’s business. The Company is positioning to capture the next wave of growth companies from Asia. As the centerpieces for Astika Holdings in Asia, the focus is on rapid economic growth and increased foreign investment sector companies which are poised for accelerated economic growth with national modernization. Astika is also focused on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure.  For the twelve month period ended December 31, 2013, we generated revenues in the amount of $1,335 and had a net loss in the amount of $66,248.

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

Our principal executive offices are located at Level 1, 725 Rosebank Road, Avondale, Auckland, 1348, New Zealand. Our telephone number is (64) 9 929 0502. We were incorporated under the laws of the State of Florida on January 13, 2011. Our fiscal year end is December 31.

Principal Business

Astika Holdings is focused on a variety of strategic acquisitions in service, agriculture and industrial companies to compliment and grow Astika Holdings, Inc.’s business. The Company is positioning to capture the next wave of growth companies from Asia. Astika Holdings is focused on the Nantong region of China and is positioning to negotiate with growth companies from the Nantong region. Nantong is known as a “Pearl of the River and Sea,” ideally situated near the mouth of the Yangtze river with a rich and diverse history dating back to the Chinese Han Dynasty. Inhabitants first lived in the region 5,000 years ago because of its abundant natural resources and access to the Yangtze river. Nantong has a national reputation of “the First Window on the Yangtze River” and is one of the China’s prized national tourist centers. As the centerpiece in the Yangtze Delta Economic Zone, Nantong has enjoyed rapid economic growth and increasing foreign investments. The city is listed on the China’s Top 100 Counties (county-level cities) for its strong economy. Nantong is one of China’s first fourteen coastal cities open to international trade. Nantong is poised for accelerated economic growth with new bridges over the Yangtze River connecting the Nantong region to the Shanghai metropolitan region. With the development of the Rudong Yangkou Harbor Nantong offers the only natural deep water harbor in central China’s coast with access to China’s largest markets. Nantong’s rich history of economic prosperity and growth converge with national modernization continue to make Nantong a major center for economic development in China. Astika Holdings intends to be a high growth company focused on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure jurisdictions.  The Company intends to expand outside of its USA regional market to pursue a vertical integration strategy through the acquisition of service, agriculture and industrial companies to compliment and grow Astika Holdings, Inc.’s business. The business model of combining our global industrial relationships in Asia with Astika Holdings would become the primary operations. As a result, management believes that focusing our efforts on the acquisition of service, agriculture and industrial companies would represent the greatest potential for shareholder return.  We appreciate the support previous management has given us during the initial stages and are excited to lead the Company and its shareholders into the future.

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

Personnel

As of April 8, 2014, we employed two persons on a part-time basis.  None of our employees is subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our executive offices are located at Level 1, 725 Rosebank Road, Avondale, Auckland, 1348, New Zealand.  We occupy an approximately 800 square foot office space, which is currently being provided to us at no charge.  We believe that this space is presently adequate for our needs.

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

Holders of Record

As of December 31, 2013 and March 25, 2014, respectively, there were 36 and 37 shareholders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

On December 2, 2013, Astika Holdings, Inc. (the “Company”, “us” or “we”), certain stockholders of the Company (the “Stockholders”) and IQ Acquisition (NY) Ltd., a New Zealand corporation, entered into and consummated transactions pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement,” such transaction referred to as the “Stock Purchase Transaction”), whereby the Stockholders assigned and transferred to IQ an aggregate of 8,160,000 shares of the Company’s common stock, par value $.001 (the “Common Stock”) for a total purchase price of USD $350,000.00.  As a result, after giving effect to the foregoing, there were a total of 11,077,750 shares of Common Stock issued and outstanding, of which approximately 74% are held by IQ Acquisition (NY) Ltd. on a fully-diluted basis. As a result of the Stock Purchase Transaction, IQ Acquisition (NY) Ltd. became the majority stockholder of the Company.

The Stock Purchase Agreement contains representations and warranties by us, the Stockholders and IQ Acquisition (NY) Ltd. which are customary for transactions of this type such as, with respect to the Company:  organization; good standing and qualification to do business; capitalization; authorization and enforceability of the transaction and transaction documents; title to Astika Holdings, Inc. common stock being assigned and transferred to IQ Acquisition (NY) Ltd.; and compliance with laws, and with respect to IQ Acquisition (NY) Ltd.:  organization; good standing and qualification to do business; capitalization; authorization and enforceability of the transaction and transaction documents; compliance with laws; and investment representations.

The foregoing description of the terms of the Stock Purchase Agreement is qualified in its entirety by reference to the provisions of the Stock Purchase Agreement which is included as Exhibit 10.1 of this Current Report and is incorporated by reference herein.

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

Overview

Astika Holdings, Inc., a Florida corporation, is focused on a variety of strategic acquisitions in service, agriculture and industrial companies to compliment and grow Astika Holdings, Inc.’s business. The Company is positioning to capture the next wave of growth companies from Asia. As the centerpieces for Astika Holdings in Asia, the focus is on rapid economic growth and increased foreign investment sector companies which are poised for accelerated economic growth with national modernization. Astika is also focused on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure.

Plan of Operation

Astika Holdings’ planned focus is on a variety of strategic acquisitions in the service, agriculture and industrial sectors to compliment and capture the next wave of growth companies from Asia and New Zealand. Astika plans on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure jurisdictions. Rapid economic growth and increased foreign investment sector companies poised for accelerated growth with national modernization are planned centrepieces for Astika Holdings in Asia. The planned initial acquisitions from the Nantong Region, private companies, have all been in business for over a decade and have consistent track records of delivering revenue and earnings growth. Additionally, Astika qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act, which became law in April 2012.

Astika's ongoing strategy through opportunistic high growth sector planned acquisitions include: (1) Nantong Dredging Machinery CO., LTD., in the dredging sector (2) the Company's agriculture 'Green Future' planned initiatives into the Industrial Hemp sector (the launch of Nantong HZ Hemp Co. Ltd is intended to be utilized for Industrial Hemp and related projects. As global demand for hemp is increasing, the Company's existing relationships with China coupled with New Zealand infrastructure for seed production and food processing along with New Zealand's temperate climate and ideal soils offers Astika a position to capture the added value and economic benefits that this opportunity presents.

Astika's planned entrance into the Industrial Hemp sector is in conjunction with Astika's commitment to acquisitions and development of agriculture in Asia and New Zealand with (3) the Nantong Grain Seeder of High Accuracy, the modernization of agriculture for farmers and increased profit potential has our initial focus on the Nantong Grain Seeder of High Accuracy which meets the requirement of agriculture modernization in China. There are large rural areas and management believes that farmers are eager to utilize a multi-functional grain seeder to improve yield in seeding rice, oilseed rape, corn, beans and wheat to supply the growing Asia and world markets. Additionally, the Nantong seeder performs a multi-function agriculture process which reduces the utilization of tractors, lowers the associated costs, increases the yield and uses less fertilization. Nantong's Grain Seeder of High Accuracy also decreases pollution and protects the environment.) and (4) Astika's planned entrance into negotiations with Nantong Poultry Farming Co. Ltd., in the food service sector intend to benefit the future of Astika's shareholders along with the Asian, New Zealand and World Markets.

Under the contemplated transactions for the acquisition of service, agriculture and industrial companies to compliment and grow Astika Holdings, Inc.’s business, the Company intends to deliver common shares to achieve the contemplated transactions. The Company has begun the process of integrating management and moving its headquarters to Grey Lynn, Auckland, New Zealand.

Results of Operations for the Year Ended December 31, 2013 Compared to the Period January 1, 2012 through December 31, 2012

Revenues. Revenues consisted of performance royalties from the music catalog   The Company’s revenues for the year ended December 31, 2013 were $1,335 as compared to $5,007 for the period January 1, 2012 through December 31, 2012 the decrease was due to a change in business of the Company.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the year ended December 31, 2013 were $67,046 as compared to $56,829 for the period January 1, 2012 through December 31, 2012.  General and administrative expenses increased due to expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, transfer agent fees and blue sky filing fees and fees and expenses relating to the Company’s public offering.

 Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2013	As of December 31, 2012

Cash	$-	$77,130
Working Capital (Deficit)	(7,105)	58,958
Debt (current)	7,125	18,608

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2013 in the amount of $75,192.  The cash used in operating activities during this period was due to cash used to fund a net loss of $66,248, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, issuance of common stock to directors for services, accrued interest, as well as the increase in accounts payable for legal and accounting services to being a public reporting company.  We experienced negative cash flow from operating activities for the year ended December 31, 2012 in the amount of $36,205 due to cash used to fund a net loss of $53,517, adjusted for non-cash expenses related to amortization of intangible assets.

Net Cash Used in Investing Activities

We experienced negative cash flow from investing activities for year ended December 31, 2013 in the amount of $938.  The cash used in investing activities during this period was due to cash used to purchase equipment.  We experienced negative cash flow from investing activities for the year ended December 31, 2012 in the amount of $2,798.

Net Cash Provided by Financing Activities

Cash used in financing activities for the year ended December 31, 2013 was ($1,000).  Cash provided by financing activities for the period from January 1, 2012, through December 31, 2012 was $108,100, which resulted from the issuance and sale of our common stock securities to our initial investors.

Availability of Additional Funds

Based on our working capital as of December 31, 2013 we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

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

Off Balance Sheet Arrangements

As of December 31, 2013, we had no off balance sheet arrangements.

Material Commitments

There were no material commitments for the year ended December 31, 2013.

Purchase of Furniture and Equipment

There were no purchases of computers and equipment for the year ended December 31, 2013.

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

 Earnings (Loss) Per Share

We compute earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the years ended December 31, 2013 and 2012.

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

Item 8.  Financial Statements and Supplementary Data.

MALONEBAILEY, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Astika Holdings, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Astika Holdings, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of expenses, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astika Holdings, Inc. and its subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered continued losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  MaloneBailey, LLP
      MaloneBailey, LLP

www.malonebailey.com
Houston, Texas

April 11, 2014

ASTIKA HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Audited)

	December 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$-	$77,130
Accounts receivable	20	436
Total current assets	20	77,566

Equipment, net of depreciation of $1,178 & $513, respectively	2,558	2,285
Intangible assets, net of amortization of $767 & $309, respectively	4,733	5,191

Total assets	$7,311	$85,042

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,963	$16,525
Loan payable	1,162	2,083
Total current liabilities	7,125	18,608

Shareholders' equity:
Preferred stock: 10,000,000 authorized;
par value $.001; none issued and outstanding	$-	$-
Common stock: 140,000,000 shares authorized; par value $.001;
11,077,750 shares issued and outstanding	11,078	11,078
at December 31, 2013 and December 31, 2012
Additional paid in capital	112,782	112,782
Accumulated deficit	(123,674)	(57,426)
Total shareholders' equity	186	66,434

Total liabilities and shareholders' equity	$7,311	$85,042

The accompanying notes are an integral part of these consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	Year Ended	Year ended
	December 31, 2013	December 31, 2012

Revenues	$1,335	$5,007

Cost of revenues	-	1,345
Gross Profit	1,335	3,662

Operating expenses
Selling, general and administrative expenses	67,046	56,829
Amortization of intangible assets	458	267

Total operating expenses	67,504	57,096

Operating income (loss)	(66,169)	(53,434)
Interest expense, net	(79)	(83)

Net (loss) before Income Taxes	(66,248)	(53,517)

Provision for Income Taxes	-	-

Net (loss)	(66,248)	(53,517)

Basic and diluted net (loss) per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	11,077,750	8,608,724

The accompanying notes are an integral part of these consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	Year Ended December 31, 2013	Year Ended December 31, 2012

OPERATING ACTIVITIES:

Net loss	$(66,248)	$(53,517)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	458	267
Depreciation	665	513
Issuance of common stock for services	-	360
Interest expense	79	83
Changes in operating assets and liabilities:
Accounts receivable	416	(436)
Accounts payable and accrued expenses	(10,562)	16,525

Net cash used in operating activities	(75,192)	(36,205)

INVESTING ACTIVITIES:

Cash paid for equipment	(938)	(2,798)

Net cash used in investing activities	(938)	(2,798)

FINANCING ACTIVITIES:
Repayment on debt	(1,000)	(3,000)
Proceeds from sale of common stock	-	5,000
Proceeds from sale of preferred stock	-	106,100

Net cash provided by (used in) financing activities	(1,000)	108,100

NET INCREASE (DECREASE) IN CASH	(77,130)	69,097

CASH BEGINNING BALANCE	77,130	8,033

CASH ENDING BALANCE	$-	$77,130

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	-	106,100
Purchase of intangible asset	-	5,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2013
(Audited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at December 31, 2011	-	$-	6,200,000	$6,200	$6,200	$(3,909)	$8,491

Common stock issued for cash on February 7, 2012, $0.0027174/share			1,840,000	1,840	3,160		5,000

Common stock issued for services on March 31, 2012, $0.003/share			120,000	120	240		360

Preferred stock issued for cash	10,610	$106,100	-	-	-		106,100

Conversion of preferred stock to common stock	(10,610)	$(106,100)	2,917,750	2,918	103,182		-

Net (loss) for the period						(53,517)	(53,517)

Balance at December 31, 2012	-	$-	11,077,750	$11,078	$112,782	$(57,426)	$66,434

Net (loss) for the period						(66,248)	(66,248)

Balance at December 31, 2013	-	$-	11,077,750	11,078	$112,782	$(123,674)	$186

The accompanying notes are an integral part of these consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary which had no operations for the year. Intercompany balances and transactions have been eliminated for this joint venture.

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

Advertising Costs

Advertising costs are expensed as incurred.

Revenue Recognition

The Company recognizes revenue when:

●	Persuasive evidence of an arrangement exists;

●	Delivery has occurred;

●	Price is fixed or determinable; and

●	Collectability of the related receivable is reasonably assured.

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

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and adjust the allowance for doubtful accounts based on our history of past write-offs and collections and current credit conditions.  Specific customer accounts are written off as uncollectible if the probability of a future loss has been established, collection efforts have been exhausted and payment is not expected to be received.  As of December 31, 2013, no allowance for bad debts was required.

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

NOTE 3 – GOING CONCERN

The Company has incurred reoccurring losses from inception of $123,674.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - EQUITY TRANSACTIONS

At December 31, 2013 and 2012, the Company had 11,077,750 shares of common stock issued and outstanding.

Stock Issued for Cash

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

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date. The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,000 due. Accrued and unpaid interest on the Promissory Note is also due in the amount of $79 as of December 31, 2013, and $83 as of December 31, 2012. As of December 31, 2013, total outstanding short-term debt is $1,162, and $2,083 as of December 31, 2012.

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

NOTE 7 – INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31, 2013	For the year ended December 31, 2012

Income tax expense (asset) at statutory rate	$(42,049)	$(19,402)
Valuation allowance	42,049	19,402

Income tax expense per books	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the year ended December 31, 2013 was $(123,674) and $(53,517) for the year ended December 31, 2012, and for federal income tax reporting purposes is subject to annual limitations.  Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.  The cumulative net opertating loss carry forward will begin to expire in the year 2033.

NOTE 8 – INTANGIBLE ASSETS

The Company has capitalized costs in acquiring intangible properties which consisted of the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Rights to Musical Compositions in BMI Catalog	$500	$500
Rights to Eugenius SOL Presents: Green and Healthy	5,000	5,000
Accumulated Amortization	(767)	(309)

Intangible Assets, Net	$4,733	$5,191

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

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

/s/ Mark W. Richards
     Mark W. Richards
     CEO, President and Director

Item 9B.  Other Information.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On December 2, 2013, Astika Holdings, Inc. (the “Company”, “us” or “we”), certain stockholders of the Company (the “Stockholders”) and IQ Acquisition (NY) Ltd., a New Zealand corporation, entered into and consummated transactions pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement,” such transaction referred to as the “Stock Purchase Transaction”), whereby the Stockholders assigned and transferred to IQ an aggregate of 8,160,000 shares of the Company’s common stock, par value $.001 (the “Common Stock”) for a total purchase price of USD $350,000.00.  As a result, after giving effect to the foregoing, there were a total of 11,077,750 shares of Common Stock issued and outstanding, of which approximately 74% are held by IQ Acquisition (NY) Ltd. on a fully-diluted basis. As a result of the Stock Purchase Transaction, IQ Acquisition (NY) Ltd. became the majority stockholder of the Company.

The Stock Purchase Agreement contains representations and warranties by us, the Stockholders and IQ Acquisition (NY) Ltd. which are customary for transactions of this type such as, with respect to the Company:  organization; good standing and qualification to do business; capitalization; authorization and enforceability of the transaction and transaction documents; title to Astika Holdings, Inc. common stock being assigned and transferred to IQ Acquisition (NY) Ltd.; and compliance with laws, and with respect to IQ Acquisition (NY) Ltd.:  organization; good standing and qualification to do business; capitalization; authorization and enforceability of the transaction and transaction documents; compliance with laws; and investment representations.

The foregoing description of the terms of the Stock Purchase Agreement is qualified in its entirety by reference to the provisions of the Stock Purchase Agreement which is included as Exhibit 10.1 of this Current Report and is incorporated by reference herein.  Disclosures required by Item 1.01 of Form 8-K Filed December 5, 2013.

CHANGES IN CONTROL OF REGISTRANT

Reference is made to the disclosure set forth under Item 1.01 of this Current Report, which disclosure is incorporated herein by reference.

As a result of the closing of the Stock Purchase Transaction with IQ Acquisition (NY) Ltd., IQ Acquisition (NY) Ltd. now owns approximately 74% of the total outstanding shares of our Common Stock on a fully-diluted basis after giving effect to the Stock Purchase Transaction.  Disclosures required by Item 5.01 of Form 8-K filed December 2, 2013.

ITEM 5.02    DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

In connection with the closing of the Stock Purchase Agreement on December 2, 2013, Stephen J. Ratelle, our director, and Jack M. Alvo, our director and Secretary, resigned from their positions as directors and/or officers of the Company. Their resignations as directors and/or officers of the Company were effective immediately upon the closing of the Stock Purchase Transaction.

Disclosures required by Item 5.02 of Form 8-K filed December 2, 2013.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of March 25, 2014, are as follows:

Name	Age	Principal Positions With Us

Mark W. Richards	51	President, Treasurer and Director

Ralph Willmott	57	Secretary and Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in public reporting companies, if any:

Set forth below is the biographical information about the director and executive officers:

Mark W. Richards – President, Treasurer and Director

Mark W. Richards is a Registered Chartered Accountant in Public Practice and has practiced in such capacity since July 31, 1991. His history of chartered accountancy begins at Cox Arcus & Co., July 1991 to July 2001, Symmetry Accounting Limited, July 2001 to March 2009, Cleaver Richards Limited, March 2009 to February 2011, Causeway Accounting Limited, March 2011 onward. In January 2008, Mr Richards began acting for JDC Group of Nantong. On March 1, 2011, Mr. Richards formed IQ Acquisition (NY) Ltd., a consulting firm based practice in Auckland, New Zealand, to attend to the strategic management of clients and their businesses and assisting clients from overseas business ventures with the management of both the businesses and taxation structures to meet the requirements within New Zealand, the United States of America, Australia, Hong Kong, China, Thailand, Brunei, and the United Kingdom.  Mr. Richards is a director for over 40 privately held companies and provides management and consulting services to assist with the growth and financial requirements of those companies. In January 2008, Mr. Richards began acting for JDC Group of Nantong an entity responsible for the exportation of commodities for sale in China.  Since November 2006, Mr. Richards has acted as a consultant for Chemsafe Group to assist in the development and strategic roll- out of SCR based products in New Zealand, Australia and Asia.  Mr. Richards is also the director for Tribeca Homes, a property development advisory business in New Zealand. During February 2010, he assisted in development of GSBI Thailand marketing of Own Brand Products in Supermarkets, a strategic brand marketing company in Thailand, to provide advice on brands to large corporations in Thailand. Mr. Richards has also acted as a consultant assisting companies in oil recovery, transportation, vehicle sales, product design and marketing, and fashion industries.  We believe that Mr. Richard’s qualifications and his extensive business experience provide a unique perspective for our board.

Ralph Willmott – Secretary and Director

Mr. Willmott originally of Great Britain, brings with him a wide range of knowledge having experience with some major corporates earlier in his career, including Raab Karcher, the German manufacturer of construction products, Europe’s leading holiday complexes, Center Parcs and the Italian engineering manufacture Cefla.  An experienced businessman, that over the past fifteen years has gained considerable knowledge of doing business in Asia and has been involved with numerous companies in China covering imports into China and exports from China, sectors of activity includes construction products such as plasterboard/masonry/steel, reinforcing/steel, framing/cladding, joinery products, such as hardware and timber, textiles and clothing, including bedding and ladies fashion, foodstuffs, such as wet/frozen/live fish for Chinese markets and restaurants and industrial chemicals, both new and surplus. Having spent considerable periods of time in China, it is considered that the experience and contacts that Mr. Willmott brings with him is of great value to this business expansion.

Term of Office

All of our directors hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Family Relationships

There are no family relationships among any of the Company’s directors and officers.

Board Composition and Committees

The Company’s Board of Directors is currently composed of two members, Mark W. Richards and Ralph Willmott.

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

Involvement in Certain Legal Proceedings

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2013, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

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

Long-term equity compensation.  We believe that successful long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock and stock-based awards. We intend to establish equity incentive plans to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our shareholders. We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives.  In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation.  We have not issued any long-term equity compensation to our management during the year ended December 31, 2013 or the period January 13, 2011, our inception, through December 31, 2012.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers during the period from January 13, 2011 (inception) to December 31, 2011, January 1, 2012 to December 31, 2012 and during the year ended December 31, 2013 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Eugene B. Settler	CEO	2013	-	-	-	-	-	-	-
		2012	-	-	-	-	-	-	-
		2011	-	-	-	-	-	-	-
Jack M. Alvo (1)	Secretary	2012	-	-	-	-	-	-	180
		2012	-	-	180	-	-	-	-
		2011	-	-	-	-	-	-	-

(1)
Mr. Alvo became the Secretary of the Company in June 2012.  Mr. Alvo was issued 60,000 shares of common stock on March 31, 2012.  The Company recorded such stock issuance as shares valued at $0.003 per share, which was the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors during the period from January 13, 2011 (inception) to December 31, 2011, January 1, 2012 to December 31, 2012 and during the year ended December 31, 2013 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Eugene B. Settler	2013	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-
Jack M. Alvo (1)	2013	-	-	-	-	-	-	-
	2011	-	180	-	-	-	-	180
	2011	-	-	-	-	-	-	-
Stephen J. Ratelle(1)	2012	-	-	-	-	-	-	-
	2011	-	180	-	-	-	-	180
___________

(1)	Mr. Alvo and Mr. Ratelle were both appointed as directors of the Company in March 2012.
(2)
The Company recorded the stock issuance of 60,000 shares of common stock as shares valued at $0.003 per share, which was the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Employment Agreements and Benefits

We currently have two employees.  Mr. Richards and Mr. Willmott.  There are no executive employment agreements with us.  See “Description of Business−Musical Composition Agreements” for additional information.

Potential Payments Upon Termination or Change in Control
As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the period from January 13, 2011 (inception) to December 31, 2012 or the year ended December 31, 2012.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from January 13, 2011 (inception) to December 31, 2012 or the year ended December 31, 2013.

Grants of Plan-Based Awards

During the period from January 13, 2011 (inception) to December 31, 2013 and the year ended December 31, 2013, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2011 or December 31, 2013.  No equity awards were made during the year ended December 31, 2012 or the year ended December 31, 2013.

Option Exercises and Stock Vested

During the period from January 13, 2011 (inception) to December 31, 2012 and the year ended December 31, 2013, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest.  As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

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

Compensation Committee Interlocks and Insider Participation

During the period from January 13, 2011 (inception) to December 31, 2012 and the year ended December 31, 2013, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

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

Grants of Plan-Based Awards

We have not granted any plan-based awards to our named executive officers, since January 13, 2011, our inception to December 31, 2012 and the year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2012, our fiscal year-end.

Option Exercises and Stock Vested in 2013

Our named executive officer did not exercise any options, nor did any unvested shares of stock vest, during December 31, 2013, our fiscal year end.  Our named executive officer did not have any stock options or unvested shares of stock of the Company.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2014 for:

●   each person or group known to us to beneficially own 5% or more of our common stock;
●   each of our directors and director nominees;
●   each of our named executive officers; and
●   all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of Level 1, 725 Rosebank Road, Avondale, Auckland, 1348, New Zealand.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 25, 2014, through the exercise of any stock option, warrant or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Eugene B. Settler (1)	800,000	7.22%

Jack M. Alvo (1)	60,000	*

Stephen J. Ratelle (1)	60,000	*

Sawgrass Resources, Inc.(1)(2)	7,240,000	65.36%

IQ Acquisition (NY) Ltd. (1)	8,160,000	74%

All directors and executive officers as a group (3 persons)	920,000	4.8%
______________

* Less than 1 percent.

(1)      Stock Purchase Agreement dated November 15, 2013, by an among Astika Holdings., IQ Acquisition (NY) Ltd., as purchaser, Sawgrass Resources, Inc., Eugene B. Settler, Jack M. Alvo and Stephen J. Ratelle, as sellers.  Whereby the Stockholders assigned and transferred to IQ an aggregrate of 8,160,000 shares of the Company’s common stock, par value $.001 for a total purchas price of USD $350,000.00.  As a result, after giving effect to the foregoing, there were a total of 11,077,750 shares of Common Stock issued and outstanding of which approximately 74% are held by IQ Acquisition (NY) Ltd., on a fully-diluted basis.

(2)      Aline Parrish is the president and sole director of Sawgrass Resources, Inc.  Aline Parrish maintains sole voting and investment control of these shares of common stock.  As a result, Aline Parrish is deemed to beneficially own all of these shares of common stock.  The address of the company is 631 Jefferson Ave., No. 305, Miami Beach, Florida  33139.

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

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Astika Holdings, Inc., Level 1, 725 Rosebank Road, Avondale, Auckland, 1348, New Zealand, or by telephone at (64) 9 929 0502.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2012 and the year ended December 31, 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012

Audit Fees	$8,250	$4,250
Audit-Related Fees	-	1,250
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$8,250	$5,500

Item 15.   Exhibits.

(a)	Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

31.1	302 Certification – Mark W. Richards

32.1	906 Certification – Mark W. Richards
__________

*      Included as an Exhibit to our Registration Statement on Form S-1 filed on June 14, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of April, 2014.

ASTIKA HOLDINGS, INC.

By:  /s/   Mark W. Richards
               Mark W. Richards
               CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Richards Mark W. Richards	President, Chief Executive Officer, (Principal Executive Officer), Treasurer (Principal Financial and Accounting Officer), Chairman	April 11, 2014

/s/ Ralph Willmott Ralph Willmott	Secretary and Director	April 11, 2014

Astika Holdings, Inc.

Index to Exhibits

Exhibits	Description

Exhibit 31.1	302 Certification – Mark W. Richards

Exhibit 32.1	906 Certification – Mark W. Richards