Form 10-Q
period 2014-03-31
ASTIKA HOLDINGS INC.
filed 2014-05-19
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54855

____________________________

ASTIKA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	27-4601693 (I.R.S. Employer Identification Number)

Level 1, 725 Rosebank Road
Avondale, Auckland, 1348, New Zealand
(Address of principal executive offices)

(64) 9 929 0502
(Issuer’s telephone number, including area code)

___________________________________________________________________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 19, 2014

Common Stock, par value $.001 per share	11,077,750 shares

ASTIKA HOLDINGS, INC.

PAGE

Part I Financial Information	3

Item 1. Financial Statements (unaudited)	3

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

Part II Other Information	11

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Mine Safety Disclosures	13

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures	14

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ASTIKA HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS	March 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable	20	20
Total current assets	$20	$20

Equipment, net of depreciation of $628 & $513, respectively	2,371	2,558
Intangible assets, net of amortization of $496 & $309, respectively	$4,618	4,733

Total assets	$7,009	$7,311

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts Payable and Accrued Expenses	$1,863	$5,963
Loan payable	1,177	1,162
Advances- related party	$7,932	$-
Total current liabilities	10,972	7,125

Shareholders' Equity:
Preferred Stock: 10,000,000 authorized;
par value $0.001; zero issued and outstanding	$-	$-
Common Stock: 140,000,000 shares authorized; par value $0.001;
11,077,750 and 11,077,750 shares issued and outstanding	11,078	11,078
at March 31, 2014 and December 31, 2013, respectively
Additional Paid in Capital	112,782	112,782
Accumulated Deficit	(127,823)	(123,674)

Total Shareholders' Equity	(3,963)	186

Total Liabilities and Shareholders' Equity	$7,009	$7,311

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
REVENUE

Revenues	$-	$677
Cost of Revenues	$-	$-
Total Revenues	$-	$677

OPEATING EXPENSES

Selling, General & Administrative	$4,019	$25,537
Amortization of Intangible Assets	115	115
Total Operating Expenses	$4,134	$25,652

OPERATING INCOME (LOSS)	$(4,134)	$(24,975)

Interest Expense, net	$(15)	$(26)
Net (Loss) Before Income Taxes	$(4,149)	$(25,001)

Provision for Income Tax	-	-
NET (LOSS)	$(4,149)	$(25,001)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	11,077,750	11,077,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013

OPERATING ACTIVITIES
Net loss	$(4,149)	$(25,001)

Adjustment to reconcile net loss to net cash used in operating activities:	115	115
Amortization	187	140
Depreciation

Interest expense	15	26

Changes in operating assets and liabilities:
Accounts payable- related party	7,932	-

Accounts receivable	-	(261)
Accounts payable and accrued expenses	(4,100)	(10,940)

NET CASH USED IN OPERATING ACTIVITIES	-	(35,921)

NET DECREASE IN CASH	-	(35,921)

CASH, BEGINNING OF PERIOD	-	77,130

CASH, END OF PERIOD	$-	$41,209

Supplemental cash flow information and noncash financing activities:

Cash paid for:
Taxes paid	$-	$-

Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2013 and 2012 are included in Annual Report on Form 10-K of Astika Holdings, Inc. which was filed on April 14, 2014, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

NOTE 2- GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans focus is on a variety of strategic acquisitions in service, agriculture and industrial companies to compliment and grow Astika Holdings, Inc.’s business. The Company is positioning to capture the next wave of growth companies from Asia. As the centrepieces for Astika Holdings in Asia, the focus is on rapid economic growth and increased foreign investment sector companies which management believes is poised for accelerated economic growth with national modernization. Astika’s planned focus is also on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure.  to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) completing a merger with or acquisition of an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,000 due.  Accrued and unpaid interest on the Promissory Note is also due in the amount of $15 for the quarter ended March 31, 2014 and $79 for the year ended December 31, 2013.  As of March 31, 2014 and December 31, 2013, total outstanding short-term debt is $1,177 and $1,162, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

At March 31, 2014, an officer has paid expenses on behalf of the Company in the amount of $7,932.  The advance is payable on demand and carries no interest.

NOTE 5 – INTANGIBLE ASSETS

The Company has capitalized costs in acquiring intangible properties which consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Rights to Musical Compositions in BMI Catalog	$500	$500
Rights to Eugenius SOL Presents: Green and Healthy	5,000	5,000
Accumulated Amortization	(882)	(767)
Intangible Assets, Net	$4,618	$4,733

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

Overview

Astika Holdings, Inc., a Florida corporation, planned focus is on a variety of strategic acquisitions in service, agriculture and industrial companies to compliment and grow Astika Holdings, Inc.’s business. The Company is positioning to capture the next wave of growth companies from Asia. As the centrepieces for Astika Holdings in Asia, the focus is on rapid economic growth and increased foreign investment sector companies which management believes is poised for accelerated economic growth with national modernization. Astika’s planned focus is also on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure.

Plan of Operation

Astika Holdings’ planed focus is on a variety of strategic acquisitions in the service, agriculture and industrial sectors to compliment and capture the next wave of growth companies from Asia and New Zealand. Astika plans on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure jurisdictions. Management believes there will be rapid economic growth and an increase in foreign investment sector companies poised for accelerated growth with national modernization are planned centerpieces for Astika Holdings in Asia. The planned initial acquisitions from the Nantong Region, private companies, have all been in business for over a decade and have consistent track records of delivering revenue and earnings growth. Additionally, Astika qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act, which became law in April 2012.

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

Results of Operations for the Three Month Period Ended March 31, 2014 Compared to the Three Month Period Ended March 31, 2013

Revenues. The Company’s revenues for the three month period ended March 31, 2014 were $0 as compared to $677 for the three month period ended March 31, 2013, and the decrease was due to the change in business of the company.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three month period ended March 31, 2014 were $4,019 as compared to $25,537 for the three month period ended March 31, 2014. General and administrative expenses increased due to expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, transfer agent fees and blue sky filing fees and fees and expenses relating to the Company’s public offering.  General and administrative expenses consisted primarily of corporate support expenses, such as legal, accounting, and financial printing relating to our SEC filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2013	As of March 31, 2014

Cash	$-	$-
Working Capital	(7,105)	(10,952)
Debt (current)	7,105	10,952

From January 13, 2011 (inception) through March 31, 2014, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in Fall 2012.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities during the three month period ended March 31, 2014 as compared to negative cash flow from operating activities in the amount of $35,921 during the three month period ended March 31, 2013.  The cash used in operating activities during the three month period ended March 31, 2013, was due to cash used to fund a net loss of $35,921, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, and accrued interest, as well as the decrease in accounts payable for legal and accounting services.

Net Cash Used in Investing Activities

The cash used in investing activities during the three month period ended March 31, 2014 was $0 and $0 during the three month period ended March 31 2013.

Net Cash Provided by and Used In Financing Activities

Cash used in financing activities during the three month period ended March 31, 2014 was $0 and $0 during the three month period ended March 31, 2013.

Availability of Additional Funds

Based on our working capital as of March 31, 2014 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months.  We expect that our current cash on hand will not fund our operations through March 2015.   See “Description of Business”.

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

Material Commitments

There were no material commitments during the three month period ended March 31, 2014.

Purchase of Furniture and Equipment

We purchased no equipment in the amount of $0 during the three month period ended March 31, 2014.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2014 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 6, 2012, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-182113).  The public offering was terminated on November 28, 2012.  The proceeds of the offering in the amount of $106,100 were deposited in the Company’s non-interest bearing bank account, and have been used by us in the business, as of March 31, 2014, as follows:

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

(b) Reports of Form 8-K

On March 10, 2014 an 8-K was filed regarding notice of Departures of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTIKA HOLDINGS, INC.

DATE:  May 19, 2014

By: /s/  Mark W. Richards
              Mark W. Richards
              Chairman, President, Chief Executive Officer
              and Treasurer (Principal Accounting Officer
              and Authorized Officer)

Astika Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Mark W. Richards

Exhibit 32.1	906 Certification – Mark W. Richards