Form 10-Q
period 2014-06-30
ASTIKA HOLDINGS INC.
filed 2014-08-15
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

7000 W. Palmetto Park Road, suite 409
Boca Raton, Florida 33433
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 11, 2014

Common Stock, par value $.001 per share	11,077,750 shares

ASTIKA HOLDINGS, INC.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ASTIKA HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS	June 30, 2014	December 31, 2013

Current assets:

Accounts receivable	20	20
Total current assets	$20	$20

Equipment, net of depreciation	$2,185	2,558
Intangible assets, net of amortization	4,503	4,733

Total assets	$6,708	$7,311

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts Payable and accrued expenses	$3,113	$5,963
Loan payable	1,192	1,162
Loan payable- related party	12,402	-
Total current liabilities	$16,707	$7,125

Shareholders' Equity:
Preferred Stock: 10,000,000 authorized;
par value $0.001; zero issued and outstanding	$-	$-
Common Stock: 140,000,000 shares authorized; par value $0.001;
11,077,750 shares issued and outstanding	11,078	11,078

Additional paid in capital	112,782	112,782
Accumulated deficit	(133,859)	(123,674)

Total Shareholders' Equity	(9,999)	186

Total Liabilities and Shareholders' Equity	$6,708	$7,311

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUE

Revenue	$-	$374	$-	$1,052
Cost of Revenue	$-	$-	$-	$-
TOTAL REVENUE	$-	$374	$-	$1,052

OPERATING EXPENSES
Selling, general & administrative	$5,906	$21,153	$9,926	$46,691
Amortization of intangible assets	$115	$115	$229	$229
Total Operating Expenses	$6,021	$21,268	$10,155	$46,920

OPERATING INCOME (LOSS)	$(6,021)	$(20,894)	$(10,155)	$(45,868)
Interest Expense, net	$(15)	$(25)	$(30)	$(51)

NET (LOSS)	$(6,036)	$(20,919)	$(10,185)	$(45,919)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00	$0.00	$0.00
Weighted Average Number of Common Shares	11,077,750	11,077,750	11,077,750	11,077,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
OPERATING ACTIVITIES
Net Income	$(10,185)	$(45,919)
Adjustments to reconcile Net Income
to net cash provided by operations:
Amortization	230	229
Depreciation	373	303
Interest Expense	30	51
Changes in Operating assets & liabilities
Expenses paid on Company's behalf by related party	12,402	-
Accounts receivable	-	42
Accounts payable and accrued expenses	(2,850)	(8,400)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$(53,694)

INVESTING ACTIVITIES
Cash paid for equipment	$-	$(589)

NET CASH USED IN INVESTING ACTIVITIES	$-	$(589)

FINANCING ACTIVITIES
Repayment of debt	$-	$(1,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$-	$(1,000)

NET INCREASE (DECREASE) IN CASH	$-	$(55,283)
CASH, BEGINNING OF PERIOD	$-	$77,130
CASH, END OF PERIOD	$-	$21,847

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2013 and 2012 are included in Annual Report on Form 10-K of Astika Holdings, Inc. which was filed on April 14, 2014, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

In the quarter ending June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

NOTE 3 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,000 due.  Accrued and unpaid interest on the Promissory Note is also due in the amount of $30 for the six months ended June 30, 2014 and $79 for the year ended December 31, 2013.  As of June 30, 2014 and December 31, 2013, total outstanding short-term debt is $1,192 and $1,162, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

At June 30, 2014, an officer has paid expenses on behalf of the Company in the amount of $12,402.  The advance is payable on demand and carries no interest.

NOTE 5 – INTANGIBLE ASSETS

The Company has capitalized costs in acquiring intangible properties which consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Rights to Musical Compositions in BMI Catalog	$500	$500
Rights to Eugenius SOL Presents: Green and Healthy	5,000	5,000
Accumulated Amortization	(997)	(767)
Intangible Assets, Net	$4,503	$4,733

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

Results of Operations for the Three Month Period Ended June 30, 2014 Compared to the Three Month Period Ended June 30, 2013

Revenues. The Company’s revenues for the three month period ended June 30, 2014 were $0 as compared to $374 for the three month period ended June 30, 2013, and the decrease was due to the change in business of the company.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three month period ended June 30, 2014 were $5,906 as compared to $21,153 for the three month period ended June 30, 2014. General and administratve expenses decreased due to additional costs in the 6/30/13 quarter related to public reporting and the preparation of the Company's public offering.  Professional fees decreased due to the legal fees involved with the original public offering.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2013	As of June 30, 2014

Cash	$-	$-
Working Capital	(7,125)	(16,707)
Debt (current)	7,125	16,707

From January 13, 2011 (inception) through June 30, 2014, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in Fall 2012.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities during the six month period ended June 30, 2014 as compared to negative cash flow from operating activities in the amount of $53,694 during the six month period ended June 30, 2013.

Net Cash Used in Investing Activities

The cash used in investing activities during the six month period ended June 30, 2014 was $0 and $0 during the six month period ended June 30 2013.

Net Cash Provided by and Used In Financing Activities

Cash used in financing activities during the six month period ended June 30, 2014 was $0 and $1,000 during the six month period ended June 30, 2013.

Availability of Additional Funds

Based on our working capital as of June 30, 2014 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months.  We expect that our current cash on hand will not fund our operations through March 2015.   See “Description of Business”.

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

Material Commitments

There were no material commitments during the three month period ended June 30, 2014.

Purchase of Furniture and Equipment

We purchased no equipment in the amount of $0 during the three month period ended June 30, 2014.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2014 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 6, 2012, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-182113).  The public offering was terminated on November 28, 2012.  The proceeds of the offering in the amount of $106,100 were deposited in the Company’s non-interest bearing bank account, and have been used by us in the business, as of June 30, 2014, as follows:

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTIKA HOLDINGS, INC.

DATE:  August 15, 2014

By: /s/  Mark W. Richards
              Mark W. Richards
              Chairman, President, Chief Executive Officer
              and Treasurer (Principal Accounting Officer
              and Authorized Officer)

Astika Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Mark W. Richards

Exhibit 32.1	906 Certification – Mark W. Richards