Form 10-Q
period 2014-09-30
ASTIKA HOLDINGS INC.
filed 2014-11-19
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

____________________________________________________________________________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 14, 2014

Common Stock, par value $.001 per share	11,077,750 shares

ASTIKA HOLDINGS, INC.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ASTIKA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current Assets

Cash and Cash Equivalents	$-	$-
Accounts Receivable	20	20

Total Current Assets	20	20

Equipment net of depreciation	1,998	2,558
Intangible assets, net of amortization	4,389	4,733

TOTAL ASSETS	$6,407	$7,311

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Expenses	$4,503	$5,963
Loan payable	1,207	1,162
Loan payable- related party	14,769	-

Total Current Liabilities	$20,479	$7,125

Shareholders’ Equity (Deficit)

Preferred Stock: 10,000,000 shares authorized; par value $0.001; zero issued and outstanding	-	-
Common Stock: 140,000,000 shares authorized; par value $0.001; 11,077,750 issued and outstanding at September 30, 2014 and December 31, 2013	11,078	11,078
Additional Paid In Capital	112,782	112,782
Accumulated Deficit	(137,932)	(123,674)

Total Shareholders’ Equity (Deficit)	(14,072)	186

Total Liabilities and Shareholders’ Equity	$6,407	$7,311

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013

REVENUE

Revenue	$-	$283	$-	$1,335

Cost of Revenue	-		-

TOTAL REVENUE	-	283	-	1,335

OPERATING EXPENSES

Selling, general & administrative	3,943	14,383	13,869	61,074

Amortization of intangible assets	115	115	344	344

Total Operating Expenses	4,058	14,498	14,213	61,418

OPERATING LOSS	$(4,058)	$(14,215)	$(14,213)	$(60,083)

Interest Expense	(15)	(14)	(45)	(65)

NET (LOSS)	$(4,073)	$(14,229)	$(14,258)	$(60,148)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares	11,077,750	11,077,750	11,077,750	11,077,750

The accompanying notes are an integral part of these unaudited consolidated financial statements

ASTIKA HOLDINGS, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013

OPERATING ACTIVITIES

Net loss	$(14,258)	$(60,148)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	344	344
Depreciation	560	479
Interest expense	45	65

Changes in operating assets and liabilities:

Accounts receivable	-	133
Accounts payable and accrued expenses	(1,460)	(8,050)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(14,769)	$(67,177)

INVESTING ACTIVITIES

Cash paid for equipment	$-	$(939)

NET CASH USED IN INVESTING ACTIVITIES	$-	$(939)

FINANCING ACTIVITIES
	$-	$(1,000)
Repayment of debt

Advances- related party	$14,769	$-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$14,769	$(1,000)

NET INCREASE (DECREASE) IN CASH	$-	$(69,116)

CASH, BEGINNING OF PERIOD	$-	$77,130

CASH, END OF PERIOD	$-	$8,014

Supplemental cash flow information and noncash financing activities:

Cash paid for:
	$-	$-
Taxes paid
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2013 and 2012 are included in Annual Report on Form 10-K of Astika Holdings, Inc. which was filed on April 14, 2014, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

NOTE 3 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,000 due.  Accrued and unpaid interest on the Promissory Note is also due in the amount of $45 for the period ended September 30, 2014 and $79 for the year ended December 31, 2013.  As of September 30, 2014 and December 31, 2013, total outstanding short-term debt is $1,207 and $1,162, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

At September 30, 2014, an officer has paid expenses on behalf of the Company in the amount of $14,769.  The advances are payable on demand and carry no interest.

NOTE 5 – INTANGIBLE ASSETS

The Company has capitalized costs in acquiring intangible properties which consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Rights to Musical Compositions in BMI Catalog	$500	$500
Rights to Eugenius SOL Presents: Green and Healthy	5,000	5,000
Accumulated Amortization	(1,111)	(767)
Intangible Assets, Net	$4,389	$4,733

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

Results of Operations for the Three Month Period Ended September 30, 2014 Compared to the Three Month Period Ended September 30, 2013 and the Nine Month Period Ended September 30, 2014 Compared to the Nine Month Period Ended September 30, 2013.

Revenues. The Company’s revenues for the three month period ended September 30, 2014 were $0 as compared to $283 for the three month period ended September 30, 2013, and the decrease was due to the change in business of the company.  The Company’s revenues for the nine month period ended September 30, 2014 were $0 as compared to $1,335 for the nine month period ended September 30, 2013, and the decrease was due to the change in business of the company.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three month period ended September 30, 2014 were $3,943 as compared to $14,383 for the three month period ended September 30, 2013. General and administratve expenses decreased due to additional costs in the June 30, 2013 quarter related to public reporting and the preparation of the Company's public offering.  Professional fees decreased due to the legal fees involved with the original public offering.     Selling, general and administrative expenses for the nine month period ended September 30, 2014 were $13,869 as compared to $61,074 for the nine month period ended September 30, 2013.  General and administratve expenses decreased due to additional costs in the 9/30/13 quarter related to public reporting and the preparation of the Company's public offering.  Professional fees decreased due to the legal fees involved with the original public offering.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2013	As of September 30, 2014

Cash	$-	$-
Working Capital	(7,105)	(20,459)
Debt (current)	7,105	20,459

From January 13, 2011 (inception) through September 30, 2014, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in Fall 2012.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow of $14,769 from operating activities during the nine month period ended September 30, 2014 as compared to negative cash flow from operating activities in the amount of $67,177 during the nine month period ended September 30, 2013.

Net Cash Used in Investing Activities

The cash used in investing activities during the nine month period ended September 30, 2014 was $0 and $0 during the nine month period ended September 30 2013.

Net Cash Provided by and Used In Financing Activities

Cash used in financing activities during the nine month period ended September 30, 2014 was $14,769 and $1,000 during the nine month period ended September 30, 2013.

Availability of Additional Funds

Based on our working capital as of September 30, 2014 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months.  We expect that our current cash on hand will not fund our operations through September 2015.   See “Description of Business”.

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

Material Commitments

There were no material commitments during the three month period ended September 30, 2014.

Purchase of Furniture and Equipment

We purchased no equipment in the amount of $0 during the three month period ended September 30, 2014.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2014 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 6, 2012, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-182113).  The public offering was terminated on November 28, 2012.  The proceeds of the offering in the amount of $106,100 were deposited in the Company’s non-interest bearing bank account, and have been used by us in the business, as of September 30, 2014, as follows:

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

DATE:  November 19, 2014

By: /s/  Mark W. Richards
              Mark W. Richards
              Chairman, President, Chief Executive Officer
              and Treasurer (Principal Accounting Officer
              and Authorized Officer)

Astika Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Mark W. Richards

Exhibit 32.1	906 Certification – Mark W. Richards