Form 10-K
period 2014-12-31
ASTIKA HOLDINGS INC.
filed 2015-11-03
CIK 1511161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

At November 3, 2015, there were 11,077,750 shares of the registrant’s Common Stock issued and outstanding.

Astika Holdings, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2014

Explanatory Note

In this Annual Report on Form 10-K, Astika Holdings, Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  Business.

Our Company

Astika Holdings, Inc., a Florida corporation, is refocusing and preparing to relaunch the Company through a variety of strategic acquisitions in the textile, service, agricultural and industrial sectors to complement and capture the next wave of growth companies from Asia and New Zealand.  Rapid economic growth and increased foreign investment sector companies poised for accelerated growth with national modernization are the planned centerpieces for Astika Holdings in Asia and New Zealand. For the twelve month period ended December 31, 2014, we generated revenues in the amount of $0 and had a net loss in the amount of $41,492.

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

Principal Business

The initial planned target acquisitions from the Nantong Region in China are private companies which have been in business for over a decade with consistent track records of delivering revenue and earnings growth in the textile and service sectors.  The Company also has plans for agricultural “Green Future” initiatives into the Industrial Hemp sector and New Zealand Dairy sector.  The Holdings would become the primary operations and management believes that focusing our efforts on the acquisition of textile, service, agricultural, and industrial companies would represent the greatest potential for shareholder return.  Rapid economic growth and increased foreign investment sector companies poised for accelerated growth with national modernization are the planned centerpieces for Astika Holdings in Asia and New Zealand.

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

Personnel

As of November 3, 2015, we employed two persons on a part-time basis.  None of our employees is subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Holders of Record

As of December 31, 2014 and November 3, 2015, respectively, there were 36 and 37 shareholders of record of the Company’s common stock.

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

None.

Item 6.  Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.

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

Overview

Astika Holdings, Inc., a Florida corporation, is refocusing and preparing to relaunch the Company through a variety of strategic acquisitions in the textile, service, agricultural, and industrial sectors to complement and capture the next wave of growth companies from Asia and New Zealand.  The initial planned target acquisitions from the Nantong Region in China are private companies which have been in business for over a decade with consistent track records of delivering revenue and earnings growth in the textile and service sectors.  The Company also has plans for agricultural “Green Future” initiatives into the Industrial Hemp sector and New Zealand Dairy sector.  The Holdings would become the primary operations and management believes that focusing our efforts on the acquisition of textile, service, agricultural, and industrial companies would represent the greatest potential for shareholder return.  Rapid economic growth and increased foreign investment sector companies poised for accelerated growth with national modernization are the planned centerpieces for Astika Holdings in Asia and New Zealand.

Plan of Operation

Astika Holdings is focused and positioned to negotiate with growth companies from the Nantong region of China. Nantong is known as a “Pearl of the River and Sea,” ideally situated near the mouth of the Yangtze River with a rich and diverse history dating back to the Chinese Han Dynasty.

Inhabitants first lived in the region 5,000 years ago because of its abundant natural resources and access to the Yangtze River. Nantong has a national reputation of “the First Window on the Yangtze River” and is one of the China’s prized national tourist centers. As the centerpiece in the Yangtze Delta Economic Zone, Nantong has enjoyed rapid economic growth and increasing foreign investments. The city is listed on the China’s Top 100 Counties (county-level cities) for its strong economy. Nantong is one of China’s first fourteen coastal cities open to international trade. Nantong is still poised for accelerated economic growth with new bridges over the Yangtze River connecting the Nantong region to the Shanghai metropolitan region. With the development of the Rudong Yangkou Harbor Nantong offers the only natural deep water harbor in central China’s coast with access to China’s largest markets. Nantong’s rich history of economic prosperity and growth converge with national modernization continue to make Nantong a major center for economic development in China. Astika Holdings intends to be a high growth company focused on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure jurisdictions.

The Company intends to expand outside of its USA regional market to pursue a vertical integration strategy through the acquisition of textile, service, agriculture and industrial companies to compliment and grow Astika Holdings, Inc.’s business. The business model of combining our global industrial relationships in Asia with Astika Holdings would become the primary operations. As a result, management believes that focusing our efforts on the acquisition of textile, service, agriculture and industrial companies would represent the greatest potential for shareholder return. We are excited about this relaunch for Astika Holdings, Inc. and look forward to accelerating the growth plans.

Astika's ongoing updated strategy through opportunistic high growth sector acquisitions include: (1) Jiangsu Ziyang Holiday Bedroom Articles Co. Ltd., (hereinafter referred to as “Jiangsu Ziyang”). Since Nantong is the largest base to the home textile industry in the world and the continuing development of China’s economy, the home textile industry is gaining a significant role in China’s consumer market. Jiangsu Ziyang Holiday Bedroom Articles Co. Ltd. is proud to be one of the vital members of the growing home textile products market.

Jiangsu Ziyang was established in 2007 with registered capital of $10,000,000 US dollars. The Company has its plant situated at a national development zone, covering an area of 34,000 square meters and a floor area of 23,000 square meters. Jiangsu Ziyang also maintains centers for research & development, pattern making & sampling, production, dispatching, warehouse logistics, with an annual output capability reaching RMB 500,000,000 Yuan, $80,555,511 US dollars.

Jiangsu Ziyang is a chairman unit of the Summer Home Textile Committee of China, a managing director unit of the China Home Textile Association, a Senior Vice Chairman unit and a secretary general unit of the Nantong Home Textile Chamber of Commerce. It acts as the Summer Articles Research & Development Center of China and a member of the China Committee for Home Textile Standardization. Jiangsu Ziyang has been authorized by the Ministry of Industry and Information Technology to draw up product stands for national cool products of summer.

Jiangsu Ziyang has won 1 patent for invention, 12 patents for utility models, 4 design patents, and 40 copy rights in the field of cool products of summer.

Mr. Xu Jian is the CEO of Jiangsu Ziyang Holiday Bedroom Articles Co. Ltd. He was recently appointed to be a member of the standing committee of the Chinese political consultative conference. He is also, Vice Chairman of China’s home furnishing association, vice executive member of the China home textile association, vice director of China home textile bedding association, vice chairman of general chamber of commerce of Nantong economic zone, and vice chairman and secretary general of Nantong home textile association. From 1998-2001 he was general manager of Zhejiang Silk Group. In 2001-2007 he became general manager of the Ziyang company and in 2007 to the present, he rose to the CEO of Jiangsu Ziyang Holiday Bedroom Articles Co. Ltd.

Astika has plans for agriculture 'Green Future' initiatives into the Industrial Hemp sector. *According to the 2012 Annual Retail Sales for Hemp Report, the Hemp Industries Association (HIA) estimates the total U.S. retail value of hemp products in 2012 was nearly $500 million. China is the largest producing and exporting nation of hemp textiles and related products, as well as a major supplier of these products to the United States. "China produces 38% of the world's hemp fiber supply; and 80% of the world's hemp seed supply. The Chinese plan to increase the current 150,000 acres of hemp production to over 1,000,000+ acres over the next decade," Malinda Geisler of the Agricultural Marketing Resource Center.) As global demand for hemp is increasing, the Company's existing relationships with China coupled with New Zealand infrastructure for seed production and food processing along with New Zealand's temperate climate and ideal soils offers Astika a position to capture the added value and economic benefits that this opportunity presents.

Astika's entrance into the Industrial Hemp sector is in conjunction with Astika's commitment to acquisitions and development of agriculture in Asia and New Zealand with (3) the New Zealand Dairy Sector. There are large rural areas and dairy farmers eager to work with Mark Richards, the President of Astika, to potentially acquire and grow their operating dairy farms. The food service sector is intended to benefit the future of Astika's shareholders along with the Asian, New Zealand and World Markets.

Results of Operations for the Year Ended December 31, 2014 Compared to the Period January 1, 2013 through December 31, 2013

Revenues. The Company did not have any revenue for the year ended December 31, 2014.  The Company’s revenues for the year ended December 31, 2014 were $0 as compared to $1,335 for the period January 1, 2013 through December 31, 2013. The decrease was due to a change in business of the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2014 were $34,701 as compared to $67,046 for the period January 1, 2013 through December 31, 2013.  General and administrative expenses decreased due to the Company had nominal operations and only incurred expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, and transfer agent fees.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2014	As of December 31, 2013
Cash	$-	$-
Working Capital (Deficit)	(41,306)	(7,105)
Debt (current)	41,306	7,125

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2014 in the amount of $21,469 due to cash used to fund a net loss of $41,492, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, impairment of long lived asset, accrued interest, as well as the increase in accounts payable for legal and accounting services to being a public reporting company. We experienced negative cash flow from operating activities for the year ended December 31, 2013 in the amount of $75,192 due to cash used to fund a net loss of $66,248, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, accrued interest, as well as the increase in accounts payable for legal and accounting services to being a public reporting company.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for year ended December 31, 2014. We experienced negative cash flow from investing activities for the year ended December 31, 2013 in the amount of $938. The cash used in investing activities during this period was due to cash used to purchase equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2014, we received net cash of $21,469 from financing activities, which resulted from the borrowing on debt. Cash used in financing activities for the period from January 1, 2013, through December 31, 2013 was $1,000, which resulted from the issuance and sale of our common stock securities to our initial investors.

Availability of Additional Funds

Based on our working capital as of December 31, 2014, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

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

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to our financial statements included elsewhere in this report for information related to new accounting pronouncements, none of which had a material impact on our financial statements.

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off balance sheet arrangements.

Material Commitments

There were no material commitments for the year ended December 31, 2014.

Purchase of Furniture and Equipment

There were no purchases of computers and equipment for the year ended December 31, 2014.

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

Revenue Recognition

We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Earnings (Loss) Per Share

We compute earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the years ended December 31, 2014 and 2013.

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

Item 8.  Financial Statements and Supplementary Data.

MALONEBAILEY, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Astika Holdings, Inc.

Boca Raton, Florida

We have audited the accompanying balance sheet of Astika Holdings, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of expenses, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astika Holdings, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered continued losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 3, 2015

ASTIKA HOLDINGS, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Accounts receivable, net	$-	$20
Total Current Assets	-	20

Equipment, net of depreciation	-	2,558
Intangible assets, net of amortization	-	4,733
TOTAL ASSETS	-	7,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$18,615	$5,963
Loan payable	1,222	1,162
Due to related parties	21,469	-
Total Current Liabilities	41,306	7,125

Shareholders’ Equity
Preferred Stock: 10,000,000 shares authorized; par value $0.001; zero issued and outstanding
Common Stock: 140,000,000 shares authorized; par value $0.001; 11,077,750 shares issued and outstanding at December 31, 2014 and December 31, 2013	11,078	11,078
Additional paid in capital	112,782	112,782
Accumulated deficit	(165,166)	(123,674)
Total Shareholders’ Equity	(41,306)	186
Total Liabilities and Shareholders’ Equity	$-	$7,311

The accompanying notes are an integral part of these consolidated financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

REVENUE
Revenue	$-	$1,335
TOTAL REVENUE	-	1,335

OPERATING EXPENSES
Selling, general & administrative	34,701	67,046
Amortization of intangible assets	344	458
Impairment of long lived assets	6,387	-
Total Operating Expenses	41,432	67,504

OPERATING LOSS	(41,432)	(66,169)

Interest expense, net	60	79

Net loss before Income Taxes	(41,492)	(66,248)
Provision for Income Taxes	-	-

NET LOSS	$(41,492)	$(66,248)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.01)
Weighted Average Number of Common Shares	11,077,750	11,077,750

The accompanying notes are an integral part of these consolidated financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	-	$-	11,077,750	$11,078	$112,782	$(57,426)	$66,434

Net (loss) for period						$(66,248)	$(66,248)

Balance at December 31, 2013		$-	11,077,750	$11,078	$112,782	$(123,674)	$186

Net (loss) for period						$(41,492)	$(41,492)

Balance at December 31, 2014		$-	11,077,750	$11,078	$112,782	$(165,166)	$(41,306)

The accompanying notes are an integral part of these consolidated financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31, 2014	December 31. 2013
OPERATING ACTIVITIES
Net Income	$(41,492)	$(66,248)
Adjustments to reconcile net income
to net cash provided by operations:
Bad debt expense	20	-
Amortization	344	458
Depreciation	560	665
Impairment of long lived assets	6,387	-
Interest expense	60	79
Changes in Operating assets & liabilities
Accounts receivable	-	416
Accounts payable and accrued expenses	12,652	(10,562)
NET CASH USED IN OPERATING ACTIVITIES	$(21,469)	$(75,192)

INVESTING ACTIVITIES
Cash paid for equipment	-	(938)
NET CASH USED IN INVESTING ACTIVITIES	$-	$(938)

FINANCING ACTIVITIES
Borrowings on debt - related party	21,469
Repayment of debt	-	(1,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$21,469	$(1,000)

NET INCREASE (DECREASE) IN CASH	$-	$(77,130)
CASH, BEGINNING OF PERIOD	$-	$77,130
CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Astika Holdings, Inc. (the “Company”, “we”, “us”, “our”), Astika Holdings, Inc., a Florida corporation.  In February of 2014 the Company changed management.  The new management team changed the nature of business operations from the Music Industry to focusing on the acquisition of growth companies in Asia and New Zealand.  Current management is refocusing and preparing to relaunch the Company through a variety of strategic acquisitions in the textile, service, and industrial sectors to complement and capture the next wave of growth companies.  Astika is focused on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure jurisdictions. Rapid economic growth and increased foreign investment sector companies poised for accelerated growth with national modernization are the planned centerpieces for Astika Holdings in Asia.

On September 26, 2014 the company dissolved its subsidiary Astika Music Entertainment, Inc.  The dissolution was in response to the change in the nature of business operations.

NOTE 2 - GOING CONCERN

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Our President, Mr. Richards, has agreed to provide capital resources necessary for the Company to acquire strategic acquisitions in the textile, service, agricultural, and industrial sectors to complement and capture the next wave of growth companies from Asia and New Zealand.  The initial planned target acquisitions from the Nantong Region in China are private companies which have been in business for over a decade with consistent track records of delivering revenue and earnings growth in the textile and service sectors.  The Company also has plans for agricultural “Green Future” initiatives into the Industrial Hemp sector and New Zealand Dairy sector.  The Holdings would become the primary operations and management believes that focusing our efforts on the acquisition of textile, service, agricultural, and industrial companies would represent the greatest potential for shareholder return.  Rapid economic growth and increased foreign investment sector companies poised for accelerated growth with national modernization are the planned centerpieces for Astika Holdings in Asia and New Zealand.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company. The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The financial statements of the Company include the Company and its sole subsidiary.  All material inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  At December 31, 2014 and 2013, the Company has no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Impairment on Long-Lived Assets and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and amortizable intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future non-discounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of property and equipment and amortizable intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.

Advertising Costs

Advertising costs are expensed as incurred.

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

NOTE 4 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of preferred stock and 140,000,000 shares of Common Stock at par value of $0.001.  At December 31, 2014 and 2013, the Company had 11,077,750 shares of common stock issued and outstanding.  No preferred shares have been issued.

NOTE 5 - LOAN TRANSACTION

The Company purchased a recorded music compilation from Eugene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and there is one remaining principal installment payment in the amount of $1,000 due. This note is currently in default. This remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum. Accrued and unpaid interest on the Promissory Note is also due in the amount of $60 as of December 31, 2014, and $79 as of December 31, 2013.  As of December 31, 2014, total outstanding short-term debt is $1,222, and $1,162 as of December 31, 2013.

NOTE 6 - RELATED PARTY TRANSACTION

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $21,469 and $0 as of December 31, 2014 and 2013, respectively.  The advances are payable on demand and carry no interest.

NOTE 7 - MATERIAL CONTRACTS

On June 15, 2012, the Company entered into a songwriter agreement with EuGene Gant, a songwriter, which provides for Mr. Gant’s employment as a staff writer on an exclusive basis to write musical compositions as works for hire for a period of two years from the date of the agreement. This agreement expired on June 15, 2014. The exclusive songwriter agreement with Eugene B. Settler dated June 16, 2012, provides for Mr. Settler’s employment as a staff writer on an exclusive basis to write musical compositions as works for hire for a period of five years from the date of the agreement.  This agreement expires on June 16, 2017.  During Mr. Gant’s and Mr. Settler’s tenure as songwriters for the Company, the copyrights on their entire work product will belong to the Company, in exchange for our assistance in exploiting and marketing these compositions and the payment of a writer’s fee to them ranging from 10% to 50% of the net amounts that we collect on these musical compositions.  The Company is entitled to the royalties for a period 50 years from the date of the creation of any work for hire pursuant to such agreements.  After the expiration of such 50-year period, the copyright on a musical composition reverts to the songwriter or his heirs or assigns.

NOTE 8 - INTANGIBLE ASSETS

The Company has capitalized costs in acquiring intangible properties which consisted of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Rights to Musical Compositions in BMI Catalog	$--	$500
Rights to Eugenius SOL Presents: Green and Healthy	--	5,000
Accumulated Amortization	--	(458)
Intangible Assets, Net	$--	$4,733

The music catalog rights of the Company were fully impaired as of 12/31/2014 because the Company changes the nature of business operation.  On September 26, 2014 the company dissolved its subsidiary Astika Music Entertainment, Inc.

NOTE 9 - INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the year ended December 31, 2014	For the year ended December 31, 2013

Income tax expense (asset) at statutory rate	$(56,156)	$(42,049)
Valuation allowance	56,156	42,049

Income tax expense per books	$--	$--

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the year ended December 31, 2014 was $(165,166) and (123,674) for the year ended December 31, 2013, and for federal income tax reporting purposes is subject to annual limitations.  Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 10 - SUBSEQUENT EVENT

On June 4 2015, Artfield Investment RD, Inc. is contracted to provide consulting services to the Company for $45,000. Consultation fee shall be payable $22,500 in cash at the time of signing (6/4/2015), and the remaining fee of $22,500 should be paid through unrestricted shares. The shares haven't been issued as of the reporting date.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 201.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2014 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

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

Item 9B.  Other Information.

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

Disclosures required by Item 5.02 of Form 8-K filed December 2, 2013.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of November 3, 2015, are as follows:

Name	Age	Principal Positions With Us

Mark W. Richards	52	President, Treasurer and Director

Ralph Willmott	58	Secretary and Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in public reporting companies, if any:

Set forth below is the biographical information about the director and executive officers:

Mark W. Richards - President, Treasurer and Director

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

Ralph Willmott - Secretary and Director

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2014, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

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

We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.  We have not paid any executive compensation in the form of base salary to our management during the year ended December 31, 2014 or the period January 13, 2011, our inception, through December 31, 2014.

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

Long-term equity compensation.  We believe that successful long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock and stock-based awards. We intend to establish equity incentive plans to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our shareholders. We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives.  In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation.  We have not issued any long-term equity compensation to our management during the year ended December 31, 2014 or the period January 13, 2011, our inception, through December 31, 2014.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers during the period January 1, 2013 to December 31, 2013 and during the year ended December 31, 2014 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Eugene B. Settler	CEO	2014	-	-	-	-	-	-	-
		2013
Ralph Willmott		2014	-	-	-	-	-	-	-
		2013	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors during the period from January 13, 2011 (inception) to December 31, 2011, January 1, 2013 to December 31, 2013 and during the year ended December 31, 2014 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mark W. Richards	2014	-	-	-	-	-	-	-
	2013
Ralph Willmott	2014	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-

Employment Agreements and Benefits

We currently have two employees. Mr. Richards and Mr. Willmott. There are no executive employment agreements with us. See “Description of Business - Musical Composition Agreements” for additional information.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the period from January 13, 2011 (inception) to December 31, 2013 or the year ended December 31, 2014.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from January 13, 2011 (inception) to December 31, 2013 or the year ended December 31, 2014.

Grants of Plan-Based Awards

During the period from January 13, 2011 (inception) to December 31, 2013 and the year ended December 31, 2014, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2013 and December 31, 2014.  No equity awards were made during the year ended December 31, 2013 and the year ended December 31, 2014.

Option Exercises and Stock Vested

During the period from January 13, 2011 (inception) to December 31, 2013 and the year ended December 31, 2014, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the period from January 13, 2011 (inception) to December 31, 2013 and the year ended December 31, 2014, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 28, 2015 for:

•

each person or group known to us to beneficially own 5% or more of our common stock;

•

each of our directors and director nominees;

•

each of our named executive officers; and

•

all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of Level 1, 725 Rosebank Road, Avondale, Auckland, 1348, New Zealand.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after September 28, 2015, through the exercise of any stock option, warrant or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Eugene B. Settler (1)	800,000	7.22%

Jack M. Alvo (1)	60,000	*

Stephen J. Ratelle (1)	60,000	*

Sawgrass Resources, Inc.(1)(2)	7,240,000	65.36%

IQ Acquisition (NY) Ltd. (1)	8,160,000	74%

All directors and executive officers as a group (3 persons)	920,000	4.8%

* Less than 1 percent.

(1)  Stock Purchase Agreement dated November 15, 2013, by an among Astika Holdings., IQ Acquisition (NY) Ltd., as purchaser, Sawgrass Resources, Inc., Eugene B. Settler, Jack M. Alvo and Stephen J. Ratelle, as sellers.  Whereby the Stockholders assigned and transferred to IQ an aggregate of 8,160,000 shares of the Company’s common stock, par value $.001 for a total purchase price of USD $350,000.00.  As a result, after giving effect to the foregoing, there were a total of 11,077,750 shares of Common Stock issued and outstanding of which approximately 74% are held by IQ Acquisition (NY) Ltd., on a fully-diluted basis.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

IQ Acquisition (NY), Ltd, the majority shareholder and owned by Mr. Richards, the CEO of the Company, has paid expenses on behalf of the Company in the amount of $21,469 and $0 as of December 31, 2014 and 2013, respectively. The advances are payable on demand and carry no interest.

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

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2014 and the year ended December 31, 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013

Audit Fees	$10,000	$8,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$10,000	$8,250

Item 15.   Exhibits.

(a)  Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

31.1	302 Certification - Mark W. Richards

32.1	906 Certification - Mark W. Richards

*      Included as an Exhibit to our Registration Statement on Form S-1 filed on June 14, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of November 2015.

ASTIKA HOLDINGS, INC.

By:  /s/ Mark W. Richards

Mark W. Richards

CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Richards Mark W. Richards	President, Chief Executive Officer, (Principal Executive Officer), Treasurer (Principal Financial and Accounting Officer), Chairman	November 3, 2015

/s/ Ralph Willmott Ralph Willmott	Secretary and Director	November 3, 2015

Astika Holdings, Inc.

Index to Exhibits

Exhibits	Description

Exhibit 31.1	302 Certification - Mark W. Richards

Exhibit 32.1	906 Certification - Mark W. Richards