Form 10-Q
period 2015-03-31
ASTIKA HOLDINGS INC.
filed 2015-11-16
CIK 1511161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

_________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 16, 2015

Common Stock, par value $.001 per share	11,077,750 shares

ASTIKA HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ASTIKA HOLDINGS, INC.

BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$21,025	$18,615
Loan payable	1,237	1,222
Due to related parties	21,469	21,469
Total Current Liabilities	43,731	41,306

Shareholders’ Equity
Preferred stock: 10,000,000 shares authorized; par value $0.001; none issued and outstanding	-	-
Common stock: 140,000,000 shares authorized; par value $0.001; 11,077,750 issued and outstanding as of March 31, 2015 and December 31, 2014	11,078	11,078
Additional paid in capital	112,782	112,782
Accumulated deficit	(167,591)	(165,166)
Total Shareholders’ Equity	(43,731)	(41,306)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014

OPERATING EXPENSES
Selling, general & administrative	$2,410	$4,019
Amortization of intangible assets	-	115
Total Operating Expenses	2,410	4,134

OPERATING LOSS	(2,410)	(4,134)

Interest expense, net	(15)	(15)

Net Loss before Income Taxes	(2,425)	(4,149)
Provision for Income Taxes	-	-

NET LOSS	$(2,425)	$(4,149)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares	11,077,750	11,077,750

The accompanying notes are an integral part of these unaudited financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014

OPERATING ACTIVITIES
Net loss	$(2,425)	$(5,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	114
Depreciation	-	187
Interest expense	15	14
Changes in operating assets & liabilities:
Accounts payable - related parties	-	9,182
Accounts payable and accrued expenses	2,410	(4,138)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying financial statements should be read in conjunction with the December 31, 2014 and 2013 financial statements file in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

NOTE 3 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,000 due.  Accrued and unpaid interest on the Promissory Note is due in the amount of $15 for the period ended March 31, 2015and March 31, 2014, respectively.  As of March 31, 2015 and December 31, 2014, total outstanding short-term debt is $1,237 and $1,222, respectively.

The songwriter agreement expired on June 15, 2014 and the Company did not renew.  On September 26, 2014 the company dissolved its subsidiary, Astika Music Entertainment, Inc., in response to the change in the nature of business operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $21,469 as of March 31, 2015 and December 31, 2014.  The advances are payable on demand and carry no interest.

NOTE 6 - SUBSEQUENT EVENT

On June 4, 2015, the Company contracted Artfield Investment RD, Inc. to provide consulting services for a fee of $45,000. Consultation fee shall be payable $22,500 in cash at the time of signing (6/4/2015), and the remaining fee of $22,500 to be paid in unrestricted shares. The shares haven't been issued as of the reporting date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this report and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Plan of Operation

Astika Holdings’ planed focus is on a variety of strategic acquisitions in the textile, service, agriculture and industrial sectors to compliment and capture the next wave of growth companies from Asia and New Zealand. Astika plans on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure jurisdictions. Management believes there will be rapid economic growth and an increase in foreign investment sector companies poised for accelerated growth with national modernization are planned centerpieces for Astika Holdings in Asia. The planned initial acquisitions from the Nantong Region, private companies, have all been in business for over a decade and have consistent track records of delivering revenue and earnings growth. Additionally, Astika qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act, which became law in April 2012.

Astika's ongoing strategy through opportunistic high growth sector planned acquisitions include the dredging sector in the Nantong region of China and the Company's agriculture 'Green Future' planned initiatives into the Industrial Hemp sector. As global demand for hemp is increasing, the Company's existing relationships with China coupled with New Zealand infrastructure for seed production and food processing along with New Zealand's temperate climate and ideal soils offers Astika a position to capture the added value and economic benefits that this opportunity presents.

Astika's entrance into the Industrial Hemp sector is in conjunction with Astika's commitment to acquisitions and development of agriculture in Asia and New Zealand with the New Zealand Dairy Sector. There are large rural areas and dairy farmers eager to work with Mark Richards, the President of Astika, to potentially acquire and grow their operating dairy farms. The food service sector is intended to benefit the future of Astika's shareholders along with the Asian, New Zealand and World Markets.

Results of Operations for the Three Months Period Ended March 31, 2015 Compared to the Three  Period Ended March 31, 2014

Revenues. The Company’s revenues were $0 for the three months period ended March 31, 2015 and 2014.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three months period ended March 31, 2015 were $2,410 as compared to $4,134 for the three months period ended March 31, 2014. General and administrative expenses decreased since the Company incurred additional costs in the first quarter of 2014 related to public reporting and the preparation of the Company's public offering. Professional fees decreased due to the legal fees involved with the original public offering in the first quarter of 2014.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2015	As of December 31, 2014

Cash	$-	$-
Working Capital	(43,731)	(41,306)
Debt (current)	43,731	41,306

From January 13, 2011 (inception) through March 31, 2015, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in Fall 2012.

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

Net Cash Used in Operating Activities

We experienced $0 cash flow from operating activities during the three months period ended March 31, 2015 and 2014.

Net Cash Used in Investing Activities

The cash used in investing activities during the three months period ended March 31, 2015 and 2014 was $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three months period ended March 31, 2015 and 2014 was $0.

Availability of Additional Funds

Based on our working capital deficit as of March 31, 2015 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through March 2016. See “Description of Business”.

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

Material Commitments

There was no material commitments during the three months period ended March 31, 2015.

Purchase of Furniture and Equipment

We purchased no equipment during the three months period ended March 31, 2015.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Off Balance Sheet Arrangements

As of March 31, 2015, we had no off balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

DATE:  November 16, 2015

By: /s/  Mark W. Richards

  Mark W. Richards

  Chairman, President, Chief Executive Officer

  and Treasurer (Principal Accounting Officer

  and Authorized Officer)

Astika Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification - Mark W. Richards

Exhibit 32.1	906 Certification - Mark W. Richards