Form 10-Q
period 2015-06-30
ASTIKA HOLDINGS INC.
filed 2015-11-16
CIK 1511161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

ASTIKA HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ASTIKA HOLDINGS, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$68,225	$18,615
Loan payable	1,253	1,222
Due to related parties	21,469	21,469
Total Current Liabilities	90,947	41,306

Shareholders’ Equity
Preferred stock: 10,000,000 shares authorized; par value $0.001; none issued and outstanding	-	-
Common stock: 140,000,000 shares authorized; par value $0.001; 11,077,750 issued and outstanding as of June 30, 2015 and December 31, 2014	11,078	11,078
Additional paid in capital	112,782	112,782
Accumulated deficit	(214,807)	(165,166)
Total Shareholders’ Equity	(90,947)	(41,306)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

OPERATING EXPENSES
Selling, general & administrative	$47,200	$5,906	$49,610	$9,926
Amortization of intangible assets	-	115	-	229
Total operating expenses	47,200	6,021	49,610	10,155

OPERATING LOSS	(47,200)	(6,021)	(49,610)	(10,155)

Interest expense, net	(16)	(15)	(31)	(30)

Net Loss before Income Taxes	(47,184)	(6,036)	(49,641)	(10,185)
Provision for Income Taxes	-	-	-	-

NET LOSS	$(47,184)	$(6,036)	$(49,641)	$(10,185)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares	11,077,750	11,077,750	11,077,750	11,077,750

The accompanying notes are an integral part of these unaudited financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014

OPERATING ACTIVITIES
Net loss	$(49,641)	$(10,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	230
Depreciation	-	373
Interest expense	31	30
Changes in operating assets & liabilities:
Accounts payable - related parties	-	12,402
Accounts payable and accrued expenses	49,610	(2,850)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying financial statements should be read in conjunction with the December 31, 2014 and 2013 financial statements that are filed in our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

NOTE 3 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date. The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,000 due.  Accrued and unpaid interest on the Promissory Note is due in the amount of $31 for the six-month period ended June 30, 2015, and $30 for the six-month period ended June 30, 2014.  As of June 30, 2015 and December 31, 2014, total outstanding short-term debt is $1,253 and $1,222, respectively.

The songwriter agreement expired on June 15, 2014 and the Company did not renew.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $21,469 as of June 30, 2015 and December 31, 2014.  The advances are payable on demand and carry no interest.

NOTE 5 - MATERIAL CONTRACTS

On June 4, 2015, Artfield Investment RD, Inc. is contracted to provide restructuring consulting services to the Company for $45,000. Consultation fee shall be payable $22,500 in cash at the time of signing (6/4/2015), and the remaining fee of $22,500 to be paid through unrestricted shares.  The entire $45,000 was due upon signing the agreement, and was recorded as a liability. The shares have not been issued as of the reporting date.

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

Results of Operations for the Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

Revenues. The Company’s revenues were zero for the three and six months ended June 30, 2015 and 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months period ended June 30, 2015 were $47,200 as compared to $6,021 for the three months period ended June 30, 2014. Selling, general and administrative expenses for the six months period ended June 30, 2015 were $49,610 as compared to $10,155 for the six months period ended June 30, 2014. General and administrative expenses increased because the Company incurred consulting expenses.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2014	As of June 30, 2015

Cash	$-	$-
Working Capital	(41,306)	(90,947)
Debt (current)	41,306	90,947

From January 13, 2011 (inception) through June 30, 2015, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in Fall 2012.

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

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities during the six months period ended June 30, 2015 and 2014.

Net Cash Used in Investing Activities

The cash used in investing activities during the six month period ended June 30, 2015 and 2014 was $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the six month period ended June 30, 2015 and 2014 was $0.

Availability of Additional Funds

Based on our working capital deficit as of June 30, 2015 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through June 2016.   See “Description of Business”.

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

Material Commitments

There was no material commitments during the six months period ended June 30, 2015.

Purchase of Furniture and Equipment

We purchased no equipment in the amount of $0 during the six months period ended June 30, 2015.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Off Balance Sheet Arrangements

As of June 30, 2015, we had no off balance sheet arrangements.

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