Form 10-Q
period 2015-09-30
ASTIKA HOLDINGS INC.
filed 2015-12-02
CIK 1511161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-182113

__________________________________________________

ASTIKA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	27-4601693 (I.R.S. Employer Identification Number)

Level 1, 725 Rosebank Road

Avondale, Auckland, 1348, New Zealand

(Address of principal executive offices)

(64) 9 929 0502

(Issuer’s telephone number, including area code)

____________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 1, 2015
Common Stock, par value $.001 per share	11,077,750 shares

ASTIKA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASTIKA HOLDINGS, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Prepaid expenses	$2,051	$-
Total Current Assets	2,051	-
TOTAL ASSETS	2,051	-

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$71,775	$18,615
Loan payable	1,269	1,222
Due to related parties	33,169	21,469
Total Current Liabilities	106,213	41,306

Shareholders’ Equity
Preferred stock: 10,000,000 shares authorized; par value $0.001; none issued and outstanding
Common stock: 140,000,000 shares authorized; par value $0.001; 11,077,750 issued and outstanding as of September 30, 2015 and December 31, 2014	11,078	11,078
Additional paid in capital	112,782	112,782
Accumulated deficit	(228,022)	(165,166)
Total Shareholders’ Equity	(104,162)	(41,306)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,051	$-

The accompanying notes are an integral part of these unaudited financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

OPERATING EXPENSES
Selling, general & administrative	$13,199	$3,943	$62,809	$13,869
Amortization of intangible assets	-	115	-	344
Total operating expenses	13,199	4,058	62,809	14,213

OPERATING LOSS	(13,199)	(4,058)	(62,809)	(14,213)

Interest expense, net	(16)	(15)	(47)	(45)

Net Loss before Income Taxes	(13,215)	(4,073)	(62,856)	(14,258)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(13,215)	$(4,073)	$(62,856)	$(14,258)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Number of Common Shares	11,077,750	11,077,750	11,077,750	11,077,750

The accompanying notes are an integral part of these unaudited financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

OPERATING ACTIVITIES
Net loss	$(62,856)	$(14,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	344
Depreciation	-	560
Interest expense	47	45

Changes in operating assets & liabilities:

Prepaid expenses and other current assets	(2,051)	-
Accounts payable and accrued expenses	53,160	(1,460)

NET CASH USED IN OPERATING ACTIVITIES	$(11,700)	$(14,769)

FINANCING ACTIVITIES
Advances - related party	$11.700	$14,769
NET CASH PROVIDED BY FINANCING ACTIVITIES	$11,700	$14,769

NET INCREASE (DECREASE) IN CASH	$-	$-
CASH, BEGINNING OF PERIOD	$-	$-
CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

ASTIKA HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statement should be read in conjunction with the December 31, 2014 and 2013 financial statements that are filed in our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans focus is on a variety of strategic acquisitions in service, agriculture and industrial companies to compliment and grow Astika Holdings, Inc.’s business. The Company is positioning to capture the next wave of growth companies from Asia. As the centerpieces for Astika Holdings in Asia, the focus is on rapid economic growth and increased foreign investment sector companies which management believes is poised for accelerated economic growth with national modernization. Astika’s planned focus is also on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) completing a merger with or acquisition of an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 - LOAN TRANSACTION

The Company purchased a recorded music compilation from Eugene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,000 due.  Accrued and unpaid interest on the Promissory Note is due in the amount of $47 for the nine-month period ended September 30, 2015, and $45 for the nine-month period ended September 30, 2014.  As of September 30, 2015 and December 31, 2014, total outstanding short-term debt is $1,269 and $1,222, respectively.

The songwriter agreement expired on June 15, 2014 and the Company did not renew.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $33,169 as of September 30, 2015 and $21,469 as of December 31, 2014.  The advances are payable on demand and carry no interest.

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

Results of Operations for the Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

Revenues. The Company’s revenues were $0 for the three and nine months ended September 30, 2015 and 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2015 were $13,199 as compared to $4,058 for the three months ended September 30, 2014. Selling, general and administrative expenses for the nine months ended September 30, 2015 were $62,809 as compared to $14,213 for the nine months ended September 30, 2014. General and administrative expenses increased because the Company incurred consulting expenses.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2014	As of September 30, 2015
Cash	$-	$-
Working Capital	(41,306)	(104,162)
Debt (current)	41,306	106,213

From January 13, 2011 (inception) through September 30, 2015, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in Fall 2012.

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

Net Cash Used in Operating Activities

We experienced negative cash flow of $11,700 from operating activities during the nine months ended September 30, 2015 as compared to negative cash flow from operating activities in the amount of $14,769 during nine months ended September 30, 2014.

Net Cash Used in Investing Activities

The cash used in investing activities during the nine months ended September 30, 2015 and 2014 was $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine month periods September 30, 2015 was $11,700 and $14,769 during the nine months ended September 30, 2014.

Availability of Additional Funds

Based on our working capital deficit as of September 30, 2015 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through September 2016. See “Description of Business”.

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

Material Commitments

There was no material commitment during the nine months ended September 30, 2015.

Purchase of Furniture and Equipment

We purchased no equipment in the amount of $0 during the nine months ended September 30, 2015.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Off Balance Sheet Arrangements

As of September 30, 2015, we had no off balance sheet arrangements.

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

DATE:  December 1, 2015

By: /s/  Mark W. Richards

              Mark W. Richards

              Chairman, President, Chief Executive Officer

              and Treasurer (Principal Accounting Officer

              and Authorized Officer)

Astika Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification - Mark W. Richards

Exhibit 32.1	906 Certification - Mark W. Richards