Form 10-K
period 2015-12-31
ASTIKA HOLDINGS INC.
filed 2016-11-08
CIK 1511161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

At November 7, 2016 there were 11,626,857 shares of the registrant’s Common Stock issued and outstanding.

ii

Astika Holdings, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2015

iii

Explanatory Note

In this Annual Report on Form 10-K, Astika Holdings, Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business.

Our Company

Astika Holdings, Inc., a Florida corporation, is refocusing and preparing to relaunch the Company through a variety of strategic acquisitions in the textile, service, agricultural and industrial sectors to complement and capture the next wave of growth companies from Asia and New Zealand.  Rapid economic growth and increased foreign investment sector companies poised for accelerated growth with national modernization are the planned centerpieces for Astika Holdings in Asia and New Zealand. For the twelve month period ended December 31, 2015, we generated revenues in the amount of $0 and had a net loss in the amount of $114,475.

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

Personnel

As of October 11, 2016, we employed two persons on a part-time basis.  None of our employees is subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at Level 1, 725 Rosebank Road, Avondale, Auckland, 1348, New Zealand. The Company does not own or rent property.  The office space is provided by an officer at no charge.  We believe that this space is presently adequate for our needs.

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

Holders of Record

As of December 31, 2015 and October 11, 2016, respectively, there were 37 and 38 shareholders of record of the Company’s common stock.

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

Jiangsu Ziyang has won 1 patent for invention, 12 patents for utility models, 4 design patents, and 40 copyrights in the field of cool products of summer.

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

Astika has plans for agriculture 'Green Future' initiatives into the Industrial Hemp sector.  According  to  the  2012  Annual  Retail  Sales  for  Hemp  Report,  the  Hemp Industries Association (HIA) estimates the total U.S. retail value of hemp products in 2012 was nearly $500 million.

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

Results of Operations for the Year Ended December 31, 2015 Compared to the Period January 1, 2014 through December 31, 2014

Revenues. The Company did not have any revenue for the year ended December 31, 2015.  The Company’s revenues for the year ended December 31, 2015 were $0 as compared to $0 for the period January 1, 2014 through December 31, 2014. The lack of revenue was due to a change in business of the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2015 were $84,149 as compared to $34,701 for the period January 1, 2014 through December 31, 2014.  General and administrative expenses decreased due to the Company having had nominal operations and only incurred expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, and transfer agent fees.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	December 31, 2015	December 31, 2014

Cash	$-	$-
Prepaid Expenses	2,051	-
Due from related party	-	10,031
Working Capital (Deficit)	(141,098)	(41,306)
Debt (current)	$143,149	$51,337

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities for the year ended December 31, 2015 in the amount of $0 due to cash used to fund a net loss of $114,475, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, impairment of long lived asset, accrued interest, as well as the increase in accounts payable for legal and accounting services to being a public reporting company. We experienced no cash flow from operating activities for the year ended December 31, 2014 in the amount of $0 due to cash used to fund a net loss of $41,492, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, accrued interest, as well as the increase in accounts payable for legal and accounting services to being a public reporting company.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for year ended December 31, 2015. We experienced no cash flow from investing activities for the year ended December 31, 2014.

Net Cash Provided by Financing Activities

We experienced no cash flow from financing activities for year ended December 31, 2015. We experienced no cash flow from financing activities for the year ended December 31, 2014.

Availability of Additional Funds

Based on our working capital as of December 31, 2015, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

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

Recently Issued Accounting Pronouncements

Reference is made to the “Organization and Significant Accounting Pronouncements” in Note 3 to our financial statements included elsewhere in this report for information related to new accounting pronouncements.

Off Balance Sheet Arrangements

As of December 31, 2015, we had no off balance sheet arrangements.

Material Commitments

There were no material commitments for the year ended December 31, 2015.

Purchase of Furniture and Equipment

There were no purchases of computers and equipment for the year ended December 31, 2015.

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

Share Based Payments

We recognize compensation cost for stock-based awards to employees in accordance with ASC Topic 718, over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Compensation cost is based on grant-date fair value using quoted market prices for our common stock. We recognize compensation cost for stock-based awards to nonemployees in accordance with ASC Topic 505.

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

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” (ASC 820) and ASC 825, “Financial Instruments” (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

Reference is made to the “Organization and Significant Accounting Pronouncements” in Note 3 to our financial statements included elsewhere in this report for information related to new accounting pronouncements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Astika Holdings, Inc.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Astika Holdings, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astika Holdings, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, suffered recurring losses and has not yet established an ongoing source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 7, 2016

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current Assets
Prepaid expenses	$2,051	$-
Due from related party	-	10,031
Total Current Assets	2,051	10,031
TOTAL ASSETS	$2,051	$10,031

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$71,365	$18,615
Loan payable and accrued interest	3,385	1,222
Due to related party	21,319	-
Convertible note and accrued interest	26,855	31,500
Derivative liability	20,225	-
Total Current Liabilities	$143,149	$51,337

Shareholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; none issued and outstanding
Common Stock: 140,000,000 shares authorized; par value $0.001; 11,626,857 shares issued and outstanding at December 31, 2015 and 11,077,750 at December 31, 2014	11,627	11,078
Additional paid-in capital	126,916	112,782
Accumulated deficit	(279,641)	(165,166)
Total Shareholders’ Deficit	(141,098)	(41,306)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,051	$10,031

The accompanying notes are an integral part of these consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

REVENUE
Revenue	$-	$-
TOTAL REVENUE	-	-

OPERATING EXPENSES
Selling, general & administrative	84,149	34,701
Amortization of intangible assets	-	344
Impairment of long lived assets	-	6,387
Total Operating Expenses	84,149	41,432

OPERATING LOSS	(84,149)	(41,432)

OTHER INCOME (EXPENSE)
Interest expense, net	(34,529)	(60)
Gain on change in fair value of derivative	4,203	-
Total Other Income (Expense)	(30,326)	(60)

NET LOSS	$(114,475)	$(41,492)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,121,378	11,077,750

The accompanying notes are an integral part of these consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	-	$ -	11,077,750	$ 11,078	$ 112,782	$ (123,674)	$ 186

Net loss	-	-	-	-	-	(41,492)	(41,492)

Balance at December 31, 2014	-	-	11,077,750	11,078	112,782	(165,166)	(41,306)

Shares issued for debt conversion	-	-	549,107	549	7,062	-	7,611

Resolution of derivative liabilities	-	-	-	-	7,072	-	7,072

Net loss	-	-	-	-	-	(114,475)	(114,475)

Balance at December 31, 2015	-	$ -	11,626,857	$ 11,627	$ 126,916	$ (279,641)	$ (141,098)

The accompanying notes are an integral part of these consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(114,475)	$(41,492)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discount	31,500	-
Gain on derivative	(4,203)	-
Bad debt expense	-	20
Amortization	-	344
Depreciation	-	560
Impairment of long lived assets	-	6,387
Interest expense	-	60
Changes in Operating assets & liabilities
Increase in prepaid expenses	(2,051)	-
Decrease in related party advance	10,031	-
Increase in related party payables	-	21,469
Increase in accounts payable and accrued expenses	79,198	12,652
Net Cash Used by Operating Activities	-	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Resolution of derivative liabilities	$7,072	$-
Common stock issued for convertible debt	7,611	-
Convertible debt issued for repayment of related party payables and advance to related party	-	31,500
Discount on convertible debt	31,500	-
Loan payable for expenses paid directly by unrelated party	2,100	-
Expense paid by related party on behalf of the company	21,319	-

The accompanying notes are an integral part of these consolidated financial statements.

ASTIKA HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 1 - DESCRIPTION OF BUSINESS

Astika Holdings, Inc. (the “Company”, “we”, “us”, “our”), Astika Holdings, Inc., a Florida corporation, is refocusing and preparing to relaunch the Company through a variety of strategic acquisitions in the textile, service, and industrial sectors to complement and capture the next wave of growth companies from Asia and New Zealand.  Astika is focused on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure jurisdictions. Rapid economic growth and increased foreign investment sector companies poised for accelerated growth with national modernization are the planned centerpieces for Astika Holdings in Asia.

On September 26, 2014 the company dissolved its subsidiary Astika Music Entertainment, Inc.  The dissolution was in response to the change in the nature of business operations.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a working capital deficit and recurring net losses and has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans focus is on a variety of strategic acquisitions in service, agriculture and industrial companies to compliment and grow Astika Holdings, Inc.’s business.  The Company is positioning to capture the next wave of growth companies from Asia. As the centerpieces for Astika Holdings in Asia, the focus is on rapid economic growth and increased foreign investment sector companies which management believes is poised for accelerated economic growth with national modernization.  Astika’s planned focus is also on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure jurisdictions. Management’s plan to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) completing a merger with or acquisition of an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  At December 31, 2015 and 2014, the Company has no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Property

The Company does not own or rent property.  The office space is provided by an officer at no charge to the Company.

Related Party Transactions

The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 850-10-50 disclosure requirements for related party relationships and transactions.

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

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share”. Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the periods.

Consolidation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make assumptions, estimates and judgments that affect the amounts reported in these consolidated financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.

On September 26, 2014 the company dissolved its subsidiary Astika Music Entertainment, Inc.  The dissolution was in response to the change in the nature of business operations.

Stock-Based Compensation

We recognize compensation cost for stock-based awards to employees in accordance with ASC Topic 718, over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Compensation cost is based on grant-date fair value using quoted market prices for our common stock. We recognize compensation cost for stock-based awards to nonemployees in accordance with ASC Topic 505.

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (ASC 815) and all derivative instruments are reflected as either assets or liabilities at fair value in the consolidated balance sheet.

The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company's policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company's liabilities), relying first on observable data from active markets.

Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model's output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. Changes in fair value are recognized in the period incurred as either gains or losses.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” (ASC 820) and ASC 825, “Financial Instruments” (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments	$	$	$20,225	$20,225

NOTE 4 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001. At December 31, 2015 and 2014, the Company had 11,626,857 and 11,077,750, shares of common stock issued and outstanding, respectively.  No preferred shares have been issued.

On December 3, 2015, the Company issued 549,107 common shares in the conversion of $7,611 ($7,000 principal and $611 interest) in debt to LG Capital Funding, LLC at $0.014 per share, as calculated per the loan agreement.  (See Note 6 - Convertible Note Payable and Note 7 - Derivative Liability).

NOTE 5 - LOAN TRANSACTIONS

The Company purchased a recorded music compilation from Eugene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and there is one remaining principal installment payment in the amount of $1,000 due, which should mature by June 15, 2013, and currently are in default. This remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum. Accrued and unpaid interest on the Promissory Note is also due in the amount of $63 as of December 31, 2015, and $60 as of December 31, 2014.  As of December 31, 2015, total outstanding short-term debt is $1,285, and $1,222 as of December 31, 2014.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company.  This loan is unsecured, due on demand, and carries no interest.  At December 31, 2015 and 2014, the total owing was $2,100 and $0, respectively.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2015, the Company identified an error in the accounting and presentation of the advances due to related party. The advances due to related party should have been shown as $0 and there should have been a convertible note payable in the amount of $31,500 presented.

This resulted in an adjustment to the previously reported amounts in the financial statements of the Company for the year ended December 31, 2014. In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the year ended December 31, 2014, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for of the Predecessor for the year ended December 31, 2014 (see Note 11).

During October 2014, the Company issued an 8.0% convertible debenture for $31,500 in cash. The cash was paid directly to an officer of the Company to cover expenses previously paid by the officer on behalf of the Company of $21,469 and as an advance to the officer for future expenses paid on behalf of the Company in 2015 of $10,031. The convertible debenture accrues interest at 8.0% per annum, is unsecured, due in one year from the date of issuance and is convertible into shares of the Company’s common stock after 180 days at the option of the holder at a rate equal to 55% of the lowest trading price of the Company’s common stock out of the last 20 trading trades including the date of conversion.

During December 2015, the holder of the convertible debenture elected to convert $7,000 in principal and $611 of accrued interest into 549,107 shares of the Company’s common stock, or a conversion price of $0.014 per share.

As a result of the variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with ASC 815 as of the date the note became convertible in 2015 and the Company recognized a debt discount of $31,500 (see Note 7).  During the year ended December 31, 2015, the Company recognized $31,500 of interest expense from the amortization of the debt discount.

Per the convertible agreement, upon an event of default, interest shall accrue at a default rate of 24% per annum or, if that rate is exorbitant or not permitted by current law, then at the highest rate of interest permitted by law.  As of December 31, 2015, the loan was in default.

NOTE 7 - DERIVATIVE LIABILITY

The Company analyzed the conversion option embedded in the convertible debenture for derivative accounting consideration under ASC 815 and determined that the embedded instrument should be classified as a liability and recorded at fair value due to the variable conversion prices.  The fair value of the conversion option was determined to be $52,267 as of the issuance date using a Black-Scholes option-pricing model. Upon the date of issuance of the convertible debenture, $31,500 was recorded as debt discount and $20,767 was recorded as day one loss on derivative liability.

During December 2015, the holder of the convertible debenture elected to convert $7,000 in principal of the convertible debenture and $611 accrued interest into 549,107 shares of the Company’s common stock. As a result, $7,072 of derivative liability was extinguished through a charge to paid-in capital and $20,043 was recorded as a gain on mark-to-market of the conversion option.

During the year ended December 31, 2015, $4,203 was recorded as a net gain on mark-to-market of the conversion options.

The following table summarizes the derivative liability included in the balance sheet at December 31, 2015:

Balance, December 31, 2014	$--
Day one loss due to convertible debentures	20,767
Debt discount	31,500
Reclassification of derivative liability to paid-in capital	(7,072)
Gains on change in fair value	(24,970)
Balance, December 31, 2015	$20,225

The following table summarizes the loss on derivative liability included in the income statement for the period ended December 31, 2015:

Day one loss due to convertible debt	$(20,767)
Gain on change in fair value	24,970
Gain on derivative liability	$4,203

The Company valued its derivatives liability using the Black-Scholes option-pricing model.  Assumptions used during the year ended December 31, 2015 include (1) risk-free interest rates of between 0.01% and 0.17%, (2) lives of between 0.12 and 0.51 years, (3) expected volatility of between 8% and 290%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 8 - RELATED PARTY TRANSACTION

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $31,350 and $21,469 during December 31, 2015 and 2014, respectively. Of the $31,350 paid on behalf of the Company $10,031 of the expenses paid on behalf of the Company reduced the due from related party which represented the overpayment of due to related party payable as of December 31, 2014, see Note 11.  The balance due to related party as of December 31, 2015 and 2014 was $21,319 and $0, respectively.   The advances are payable on demand and carry no interest.

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2015, the Company identified an error in the accounting and presentation of the advances due to related party in 2014. The advances due to related party should have been shown as $0 and there should have been a convertible note payable in the amount of $31,500 presented. The proceeds from the convertible note were paid directly to the Company CEO to reduce the due to related party payable for expenses paid by the related party on behalf of the Company. There was an overpayment of $10,031 to the CEO and as such is shown as due from related party as of December 31, 2014, see Note 11.

The Company does not own or rent property.  The office space is provided by an officer at no charge.

NOTE 9 - MATERIAL CONTRACTS

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

On June 4, 2015, Artfield Investment RD, Inc. was contracted to provide restructuring consulting services to the Company for $45,000. Consultation fee shall be payable $22,500 in cash at the time of signing (June 4, 2015), and the remaining fee of $22,500 to be paid through unrestricted shares.  The entire $45,000 was due upon signing the agreement, and was recorded as a liability.  As of December 31, 2015, no shares have been issued.

NOTE 10 - INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the year ended December 31, 2015	For the year ended December 31, 2014

Income tax expense (asset) at statutory rate	$(96,507)	$(56,156)
Valuation allowance	96,507	56,156

Income tax expense per books	$--	$--

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the year ended December 31, 2015 was $(279,641) and (165,166) for the year ended December 31, 2014, and for federal income tax reporting purposes is subject to annual limitations.  Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 11 - CORRECTION OF PRIOR YEAR INFORMATION

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2015, the Company identified an error in the accounting and presentation of the advances due to related party in 2014. The advances due to related party should have been shown as $0 and there should have been a convertible note payable in the amount of $31,500 presented. The proceeds from the convertible note were paid directly to the Company CEO to reduce the due to related party payable for expenses paid by the related party on behalf of the Company. There was an overpayment of $10,031 to the CEO and as such is shown as due from related party as of December 31, 2014. The CEO paid expenses on behalf of the Company during the year 2015 for the overpayment of the proceeds from the convertible note, see notes 6 and 8.

This resulted in an adjustment to the previously reported amounts in the financial statements of the Company for the year ended December 31, 2014. In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected.

However, if the adjustments to correct the cumulative effect of the above error had been recorded in the year ended December 31, 2014, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for of the Predecessor for the year ended December 31, 2014.

The following tables present the impact of the correction in the financial statements for the years ended December 31, 2014:

	As of December 31, 2014
	As Previously Reported	Adjustments	As Restated
ASSETS
Due from related party	$-	$10,031	$10,031
Total Current Assets	-	10,031	10,031
TOTAL ASSETS	-	10,031	10,031
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	18,615		18,615
Loan payable	1,222		1,222
Convertible note and accrued interest	-	31,500	31,500
Due to related party	21,469	(21,469)	-
Total Current Liabilities	41,306	10,031	51,337

Common stock	11,078	-	11,078
Additional paid-in capital	112,782	-	112,782
Accumulated deficit	(165,166)	-	(165,166)
TOTAL SHAREHOLDERS' DEFICIT	(41,306)		(41,306)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$--	$10,031	$10,031

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures  as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls were not effective as of the end of the period covered by this report.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2015 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

•

Limited or no segregation of duties and lack of multiple levels of supervision and review.

•

No independent directors.

•

Ineffective controls over financial reporting.

•

Lack of controls over authorization related party transactions.

Management believes that the material weaknesses set forth in the four items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

ITEM 5.02. DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

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

Disclosures required by Item 5.02 of Form 8-K filed December 2, 2013.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of October 11, 2016, are as follows:

Name	Age	Principal Positions With Us

Mark W. Richards	53	President, Treasurer and Director

Ralph Willmott	59	Secretary and Director

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

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.  We have not paid any executive compensation in the form of base salary to our management during the year ended December 31, 2015 or the period January 13, 2011, our inception, through December 31, 2015.

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

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives.  In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation.  We have not issued any long-term equity compensation to our management during the year ended December 31, 2015 or the period January 13, 2011, our inception, through December 31, 2015.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers during the period January 1, 2014 to December 31, 2014 and during the year ended December 31, 2015 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Eugene B. Settler	CEO	2015	-	-	-	-	-	-	-
		2014
Ralph Willmott		2015	-	-	-	-	-	-	-
		2014	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors during the period from January 13, 2011 (inception) to December 31, 2014 and during the year ended December 31, 2015 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mark W. Richards	2015	-	-	-	-	-	-	-
	2014
Ralph Willmott	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-

Employment Agreements and Benefits

We currently have two employees. Mr. Richards and Mr. Willmott. There are no executive employment agreements with us.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the period from January 13, 2011 (inception) to December 31, 2014 or the year ended December 31, 2015.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from January 13, 2011 (inception) to December 31, 2014 or the year ended December 31, 2015.

Grants of Plan-Based Awards

During the period from January 13, 2011 (inception) to December 31, 2014 and the year ended December 31, 2015, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2014 and December 31, 2015.  No equity awards were made during the year ended December 31, 2014 and the year ended December 31, 2015.

Option Exercises and Stock Vested

During the period from January 13, 2011 (inception) to December 31, 2014 and the year ended December 31, 2015, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the period from January 13, 2011 (inception) to December 31, 2014 and the year ended December 31, 2015, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 26, 2016 for:

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

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after August 26, 2016, through the exercise of any stock option, warrant or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Eugene B. Settler (1)	800,000	6.88%

Jack M. Alvo (1)	60,000	*

Stephen J. Ratelle (1)	60,000	*

Sawgrass Resources, Inc.(1)(2)	7,240,000	62.27%

IQ Acquisition (NY) Ltd. (1)	8,160,000	70.19%

All directors and executive officers as a group (3 persons)	920,000	4.8%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $31,350 and $21,469 during December 31, 2015 and 2014, respectively. Of the $31,350 paid on behalf of the Company $10,031 of the expenses paid on behalf of the Company reduced the due from related party which represented the overpayment of due to related party payable as of December 31, 2014, see Note 11.  The balance due to related party as of December 31, 2015 and 2014 was $21,319 and $0, respectively.   The advances are payable on demand and carry no interest.

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2015, the Company identified an error in the accounting and presentation of the advances due to related party in 2014. The advances due to related party should have been shown as $0 and there should have been a convertible note payable in the amount of $31,500 presented. The proceeds from the convertible note were paid directly to the Company CEO to reduced the due to related party payable for expenses paid by the related party on behalf of the Company. There was an overpayment of $10,031 to the CEO and as such is shown as due from related party as of December 31, 2014, see Note 11.

The Company does not own or rent property.  The office space is provided by an officer at no charge.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2015 and the year ended December 31, 2014.

	Year Ended December 31, 2015	Year Ended December 31, 2014

Audit Fees	$10,000	$9,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$10,000	$9,250

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

31.1	302 Certification - Mark W. Richards

32.1	906 Certification - Mark W. Richards

*  Included as an Exhibit to our Registration Statement on Form S-1 filed on June 14, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November 2016.

ASTIKA HOLDINGS, INC.

By:  /s/   Mark W. Richards

Mark W. Richards

CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Richards Mark W. Richards	President, Chief Executive Officer, (Principal Executive Officer), Treasurer (Principal Financial and Accounting Officer), Chairman	November 7, 2016

/s/ Ralph Willmott Ralph Willmott	Secretary and Director	November 7, 2016

Astika Holdings, Inc.

Index to Exhibits

Exhibits	Description

Exhibit 31.1	302 Certification - Mark W. Richards

Exhibit 32.1	906 Certification - Mark W. Richards