Form 10-Q
period 2016-03-31
ASTIKA HOLDINGS INC.
filed 2017-06-06
CIK 1511161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 5, 2017

Common Stock, par value $.001 per share	12,199,333 shares

ASTIKA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ASTIKA HOLDINGS, INC.

BALANCE SHEETS

Unaudited

	March 31, 2016	December 31, 2015

ASSETS
Current Assets
Prepaid expenses	$-	$2,051
Total Current Assets	-	2,051
TOTAL ASSETS	$-	$2,051

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$69,190	$71,365
Loan payable and accrued interest	3,401	3,385
Due to related party	25,294	21,319
Convertible note and accrued interest	27,344	26,855
Derivative liability	60,278	20,225
Total Current Liabilities	$185,507	$143,149

Shareholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; none issued and outstanding
Common Stock: 140,000,000 shares authorized; par value $0.001; 11,626,857 shares issued and outstanding at March 31, 2016 and December 31, 2015	11,627	11,627
Additional paid-in capital	126,916	126,916
Accumulated deficit	(324,050)	(279,641)
Total Shareholders’ Deficit	(185,507)	(141,098)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$2,051

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

OPERATING EXPENSES
Selling, general & administrative	$3,851	$2,410
Total Operating Expenses	3,851	2,410

OPERATING LOSS	(3,851)	(2,410)

OTHER EXPENSE
Interest expense, net	(505)	(15)
Loss on change in fair value of derivative	(40,053)	-
Total Other Income (Expense)	(40,558)	(15)

NET LOSS	$(44,409)	$(2,425)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,626,857	11,077,750

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,409)	$(2,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative	40,053	-
Interest expense		15
Changes in Operating assets & liabilities
Decrease in prepaid expenses	2,051	-
Decrease in accounts payable and accrued expenses	2,305	2,410
Net Cash Used by Operating Activities	-	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Expense paid by related party on behalf of the company	$3,975	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2015 financial statements that were filed in our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (ASC 815) and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2016:
Liabilities:
Derivative financial instruments	$	$	$60,278	$60,278

December 31, 2015:
Liabilities:
Derivative financial instruments	$	$	$20,225	$20,225

NOTE 2- GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit and no cash flows from operating activities at March 31, 2016.  The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date with a June 15, 2013 maturity date.  The Company made payments to Mr. Gant in the amount of $4,000 as of June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum.  There is one remaining principal installment payment in the amount of $1,000 due as of the June 15, 2013 maturity date. Accrued and unpaid interest on the Promissory Note is also due in the amount of $16 and $15 for the three-month periods ended March 31, 2016, and 2015, respectively.  As of March 31, 2016 and December 31, 2015, total outstanding short-term debt is $1,301 and $1,285, respectively, and the loan is in default.

The songwriter agreement expired on June 15, 2014 and the Company did not renew.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. At March 31, 2016 and December 31, 2015, the total amount owed was $2,100 and $2,100, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $25,294 as of March 31, 2016 and $21,319 at December 31, 2015.  The advances are unsecured, payable on demand and carry no interest.

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

NOTE 6 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001.  At March 31, 2016 and December 31, 2015, the Company had 11,626,857 shares of common stock issued and outstanding.  No preferred shares have been issued.

On December 3, 2015, the Company issued 549,107 common shares in the conversion of $7,611 ($7,000 principal and $611 interest) in debt to LG Capital Funding. LLC at $0.014 per share, as calculated per the loan agreement.  (See Note 7 - Convertible Note Payable and Note 8 - Derivative Liability)

On March 10, 2016, the Company filed an Amendment to the Articles of Incorporation breaking out the Preferred Stock into Series A, B, C, D, E, F, G, H, I, J, K, and L, with the series designation of each issuance of preferred stock set forth by the Board of Directors at the time of issuance.

NOTE 7 - CONVERTIBLE NOTE PAYABLE

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

During December 2015, the holder of the convertible debenture elected to convert $7,000 in principal into 549,107 shares of the Company’s common stock, or a conversion price of $0.014 per share.

The balance of the convertible debenture at March 31, 2016 and December 31, 2015 was $24,500 and $24,500, respectively.  The amount of accrued interest due at March 31, 2016 is $2,844, with $2,355 at December 31, 2015.

As a result of the variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with ASC 815 as of the date the note became convertible in 2015 and the Company recognized a debt discount of $31,500. During the year ended December 31, 2015, the Company recognized $31,500 of interest expense from the amortization of the debt discount.

Per the convertible agreement, upon an event of default, interest shall accrue at a default rate of 24% per annum or, if that rate is exorbitant or not permitted by current law, then at the highest rate of interest permitted by law. As of March 31, 2016, the loan was in default.

NOTE 8 - DERIVATIVE LIABILITY

The Company analyzed the conversion option embedded in the convertible debenture for derivative accounting consideration under ASC 815 and determined that the embedded instrument should be classified as a liability and recorded at fair value due to the variable conversion prices.  The fair value of the conversion options was determined to be $52,267 as of the issuance date using a Black-Scholes option-pricing model.   Upon the date of issuance of the convertible debenture, $31,500 was recorded as debt discount and $20,767 was recorded as day one loss on derivative liability.

During December 2015, the holder of the convertible debenture elected to convert $7,000 in principal of the convertible debenture into 549,107 shares of the Company’s common stock. As a result, $7,072 of derivative liability was extinguished through a charge to paid-in capital.

During the three months ended March 31, 2016, $40,053 was recorded as a loss on mark-to-market of the conversion options.

The following table summarizes the change in the derivative liability during the three months ended March 31, 2016:

Balance, December 31, 2015	$20,225
Loss on change in fair value	40,053
Balance, March 31, 2016	$60,278

The Company valued its derivative liability using the Black-Scholes option-pricing model.  Assumptions used during the three months ended March 31, 2016 include (1) risk-free interest rate of 0.26% (2) life of 0.12 years, (3) expected volatility of 292%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 9 - SUBSEQUENT EVENTS

As per Note 4, the Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company.  IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid additional expenses on behalf of the Company in the amount of $73,970 between April 1, 2016 and June 5, 2017.  The total due to the related party as of June 5, 2017 is $99,264.  The advances are unsecured, payable on demand, and carry no interest.

During March 2017, the holder of the convertible debenture elected to convert $2,000 in principal and $834 in interest into 572,476 shares of the Company’s common stock, at a conversion price of $0.00495 per share. The shares were issued on April 10, 2017.

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

Management believes there will be rapid economic growth and an increase in foreign investment sector companies poised for accelerated growth with national modernization are planned centerpieces for Astika Holdings in Asia. The planned initial acquisitions from the Nantong Region, private companies, have all been in business for over a decade and have consistent track records of delivering revenue and earnings growth. .

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

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues. The Company’s revenues were $0 for the three months ended March 31, 2016 and 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2016 were $3,851 as compared to $2,410 for the three months ended March 31, 2015. General and administrative expenses increased because the Company incurred consulting expenses.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2015	As of March 31, 2016

Cash	$-	$-
Working Capital	(141,098)	(185,507)
Debt (current)	143,149	185,507

From January 13, 2011 (inception) through March 31, 2016, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in fall of 2012.

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

Net Cash Used in Operating Activities

We experienced zero cash flow from operating activities during the three months ended March 31, 2016 as compared to zero cash flow from operating activities during the three months ended March 31, 2015.

Net Cash Used in Investing Activities

The net cash used in investing activities during the three months ended March 31, 2016 and 2015 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three month period ended March 31, 2016 was $0, and $0 during the three month period ended March 31, 2015.

Availability of Additional Funds

Based on our working capital deficit as of March 31, 2016 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through March 2017.

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of unaudited interim financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited interim financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

Material Commitments

There was no material commitment during the three months ended March 31, 2016 except as disclosed in note 5.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted.

We have adopted all recently issued accounting pronouncements. The adoption of any of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2016.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

  CEO, President, CFO and Treasurer

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	302 Certification - Mark W. Richards

32.1	906 Certification - Mark W. Richards

100	INSTANCE DOCUMENT
SCHEMA DOCUMENT
CALCULATION LINKBASE DOCUMENT
LABELS LINKBASE DOCUMENT
PRESENTATION LINKBASE DOCUMENT
DEFINITION LINKBASE DOCUMENT

(b) Reports of Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTIKA HOLDINGS, INC.

DATE:  June 5, 2017

By: /s/  Mark W. Richards

     Mark W. Richards

     Chairman, President, Chief Executive Officer

     and Treasurer (Principal Accounting Officer

     and Authorized Officer)

Astika Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

31.1	302 Certification - Mark W. Richards

32.1	906 Certification - Mark W. Richards

100	INSTANCE DOCUMENT
SCHEMA DOCUMENT
CALCULATION LINKBASE DOCUMENT
LABELS LINKBASE DOCUMENT
PRESENTATION LINKBASE DOCUMENT
DEFINITION LINKBASE DOCUMENT