Form 10-Q
period 2016-06-30
ASTIKA HOLDINGS INC.
filed 2017-06-06
CIK 1511161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

ASTIKA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ASTIKA HOLDINGS, INC.

BALANCE SHEETS

Unaudited

	June 30, 2016	December 31, 2015

ASSETS
Current Assets
Prepaid expenses	$-	$2,051
Total Current Assets	-	2,051
TOTAL ASSETS	$-	$2,051

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$60,050	$71,365
Loan payable and accrued interest	3,417	3,385
Due to related party	40,734	21,319
Convertible note and accrued interest	27,832	26,855
Derivative liability	28,696	20,225
Total Current Liabilities	$160,729	$143,149

Shareholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; none issued and outstanding
Common Stock: 140,000,000 shares authorized; par value $0.001; 11,626,857 shares issued and outstanding at June 30, 2016 and December 31, 2015	11,627	11,627
Additional paid-in capital	126,916	126,916
Accumulated deficit	(299,272)	(279,641)
Total Shareholders’ Deficit	(160,729)	(141,098)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$2,051

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

OPERATING EXPENSES
Selling, general & administrative	$6,300	$47,200	$10,151	$49,610
Total Operating Expenses	6,300	47,200	10,151	49,610

OPERATING LOSS	(6,300)	(47,200)	(10,151)	(49,610)

OTHER INCOME (EXPENSE)
Interest expense, net	(505)	(10,516)	(1,009)	(10,531)
Gain (Loss) on change in fair value of derivative	31,582	3,152	(8,471)	3,152
Total Other Income (Expense)	31,077	(7,364)	(9,480)	(7,379)

NET INCOME / (LOSS)	$24,777	$(54,564)	$(19,631)	$(56,989)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)	$(0.00)	$(0.01)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,626,857	11,077,750	11,626,857	11,077,750

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,576,887	11,077,750	11,626,857	11,077,750

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,631)	$(56,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		10,500
Loss (gain) on derivative	8,471	(3,152)
Changes in Operating assets & liabilities
Decrease in prepaid expenses	2,051	-
Increase in accounts payable and accrued expenses	9,109	49,641
Net Cash Used by Operating Activities	-	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discounts due to derivative liability	-	31,500
Expense paid by related party on behalf of the company	$19,415	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2015 financial statements that were filed in our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
June 30, 2016:
Liabilities:
Derivative financial instruments	$	$	$28,696	$28,696

December 31, 2015:
Liabilities:
Derivative financial instruments	$	$	$20,225	$20,225

NOTE 2- GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit and no cash flows from operating activities at June 30, 2016.  The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - CORRECTION OF PRIOR YEAR INFORMATION

During the audit of the Company’s financial statements for the year ended December 31, 2015, the Company identified an error in the accounting and presentation of advances due to a related party in 2014. The advances due to related party should have been shown as $0 and there should have been a convertible note payable in the amount of $31,500 presented, resulting in adjustments to previously reported financial statements of the Company for the year ended December 31, 2014. In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the three and six months ended June 30, 2015, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the three and six months ended June 30, 2015.

The following tables present the impact of the correction in the financial statements for the three and six months ended June 30, 2015:

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2015
	As Reported	Adjustments	As Adjusted
OPERATING EXPENSES
Selling, general & administrative	$47,200	$-	$47,200
Total Operating Expenses	47,200	-	47,200

OPERATING LOSS	(47,200)	-	(47,200)

OTHER INCOME (EXPENSE)
Gain on derivative	-	3,152	3,152
Interest expense, net	(16)	(10,500)	(10,516)
Total Other Income (Expense)	(16)	(7,348)	(7,364)

NET LOSS	$(47,216)	$(7,348)	$(54,564)

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2015
	As Reported	Adjustments	As Adjusted
OPERATING EXPENSES
Selling, general & administrative	$49,610	$-	$49,610
Total Operating Expenses	49,610	-	49,610

OPERATING LOSS	(49,610)	-	(49,610)

OTHER INCOME (EXPENSE)
Gain on derivative	-	3,152	3,152
Interest expense, net	(31)	(10,500)	(10,531)
Total Other Income (Expense)	(31)	(7,348)	(7,379)

NET LOSS	$(49,641)	$(7,348)	$(56,989)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2015
	As Reported	Adjustments	As Adjusted
OPERATING EXPENSES
Net loss	$(49,641)	$(7,348)	$(56,989)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt issuance costs	-	10,500	10,500
Gain on derivative	-	(3,152)	(3,152)
Changes in operating assets & liabilities:
Accounts payable and accrued expenses	49,641	-	49,641
NET CASH USED IN OPERATING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount due to derivative liabilities	$-	$31,500	$31,500

NOTE 4 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date with a June 15, 2013 maturity date.  The Company made payments to Mr. Gant in the amount of $4,000 as of June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum.  There is one remaining principal installment payment in the amount of $1,000 due as of the June 15, 2013 maturity date.  Accrued and unpaid interest on the Promissory Note is also due in the amount of $32 and $31 for the six-month periods ended June 30, 2016, and 2015, respectively.  As of June 30, 2016 and December 31, 2015, total outstanding short-term debt is $1,317 and $1,285, respectively, and the loan is in default.

The songwriter agreement expired on June 15, 2014 and the Company did not renew.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. At June 30, 2016 and December 31, 2015, the total amount owed was $2,100 and $2,100, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $40,734 as of June 30, 2016 and $21,319 at December 31, 2015.  The advances are unsecured, payable on demand and carry no interest.

The Company does not own or rent property. The office space is provided by an officer at no charge.

NOTE 6 - MATERIAL CONTRACTS

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

NOTE 7 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001. At June 30, 2016 and December 31, 2015, the Company had 11,626,857 shares of common stock issued and outstanding.  No preferred shares have been issued.

On December 3, 2015, the Company issued 549,107 common shares in the conversion of $7,611 ($7,000 principal and $611 interest) in debt to LG Capital Funding. LLC at $0.014 per share, as calculated per the loan agreement.  (See Note 8 - Convertible Note Payable and Note 9 - Derivative Liability)

On March 10, 2016, the Company filed an Amendment to the Articles of Incorporation breaking out the Preferred Stock into Series A, B, C, D, E, F, G, H, I, J, K, and L, with the series designation of each issuance of preferred stock set forth by the Board of Directors at the time of issuance.

NOTE 8 - CONVERTIBLE NOTE PAYABLE

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

The balance of the convertible debenture at June 30, 2016 and December 31, 2015 was $24,500 and $24,500, respectively.  The amount of accrued interest due at June 30, 2016 is $3,332, with $2,355 at December 31, 2015

As a result of the variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with ASC 815 as of the date the note became convertible in 2015 and the Company recognized a debt discount of $31,500. During the year ended December 31, 2015, the Company recognized $31,500 of interest expense from the amortization of the debt discount.

Per the convertible agreement, upon an event of default, interest shall accrue at a default rate of 24% per annum or, if that rate is exorbitant or not permitted by current law, then at the highest rate of interest permitted by law. As of June 30, 2016, the loan was in default.

NOTE 9 - DERIVATIVE LIABILITY

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

During the six months ended June 30, 2016 and 2015, $8,471 was recorded as a loss, and $3,152 was recorded as a gain, on mark-to-market of the conversion options, respectively.

The following table summarizes the change in the derivative liability during the six months ended June 30, 2016:

Balance, December 31, 2015	$20,225
Loss on change in fair value	8,471
Balance, June 30, 2016	$28,696

The Company valued its derivative liability using the Black-Scholes option-pricing model.  Assumptions used during the six months ended June 30, 2016 include (1) risk-free interest rates of 0.25% and 0.26% (2) lives of 0.12 years, (3) expected volatility of 292% and 52%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 10 - SUBSEQUENT EVENTS

As per Note 4, the Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company.  IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid additional expenses on behalf of the Company in the amount of $58,530 between July 1, 2016 and June 5, 2017. The total due to the related party as of June 5, 2017 is $99,264. The advances are unsecured, payable on demand, and carry no interest.

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

Results of Operations for the Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Revenues. The Company’s revenues were $0 for the three-month and six-month periods ended June 30, 2016 and June 30, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2016 were $6,300 as compared to $47,200 for the three months ended June 30, 2015, and $10,151 for the six months ended June 30, 2016 as compared to $49,610 for the six months ended June 30, 2015. General and administrative expenses decreased due to reduced consulting expenses in 2016.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31, 2015	June 30, 2016
Cash	$-	$-
Working Capital	(141,098)	(160,729)
Debt (current)	143,149	160,729

From January 13, 2011 (inception) through June 30, 2016, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in fall of 2012.

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

Net Cash Used in Operating Activities

We experienced zero cash flow from operating activities during the six months ended June 30, 2016 as compared to zero cash flow from operating activities during the six months ended June 30, 2015.

Net Cash Used in Investing Activities

The net cash used in investing activities during the six months ended June 30, 2016 and 2015 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six-month period ended June 30, 2016 was $0, and $0 during the six month period ended June 30, 2015.

Availability of Additional Funds

Based on our working capital deficit as of June 30, 2016 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through March 2017.

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

Material Commitments

There was no material commitment during the six months ended June 30, 2016 except as disclosed in note 6.

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

Off Balance Sheet Arrangements

As of June 30, 2016, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our second fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2016.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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