Form 10-Q
period 2016-09-30
ASTIKA HOLDINGS INC.
filed 2017-06-06
CIK 1511161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

ASTIKA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ASTIKA HOLDINGS, INC.

BALANCE SHEETS

Unaudited

	September 30, 2016	December 31, 2015

ASSETS
Current Assets
Prepaid expenses	$-	$2,051
Total Current Assets	-	2,051
TOTAL ASSETS	$-	$2,051

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$60,900	$71,365
Loan payable and accrued interest	3,434	3,385
Due to related party	41,234	21,319
Convertible note and accrued interest	28,326	26,855
Derivative liability	20,260	20,225
Total Current Liabilities	$154,154	$143,149

Shareholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; none issued and outstanding
Common Stock: 140,000,000 shares authorized; par value $0.001; 11,626,857 shares issued and outstanding at September 30, 2016 and December 31, 2015	11,627	11,627
Additional paid-in capital	126,916	126,916
Accumulated deficit	(292,697)	(279,641)
Total Shareholders’ Deficit	(154,154)	(141,098)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$2,051

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

OPERATING EXPENSES
Selling, general & administrative	$1,350	$19,199	$11,501	$68,809
Total Operating Expenses	1,350	19,199	11,501	68,809

OPERATING LOSS	(1,350)	(19,199)	(11,501)	(68,809)

OTHER INCOME (EXPENSE)
Interest expense, net	(510)	(15,766)	(1,520)	(26,297)
Gain (Loss) on change in fair value of derivative	8,436	(93,671)	(35)	(90,519)
Total Other Income (Expense)	7,926	(109,437)	(1,555)	(116,816)

NET INCOME (LOSS)	$6,576	$(128,636)	$(13,056)	$(185,625)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.01)	$(0.00)	$(0.02)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.02)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,626,857	11,077,750	11,626,857	11,077,750

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,843,049	11,077,750	11,626,857	11,077,750

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,056)	$(185,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		26,250
Loss on derivative	35	90,519
Changes in Operating assets & liabilities
(Increase) Decrease in prepaid expenses	2,051	(2,051)
Decrease in related party advance		10,031
Increase in accounts payable and accrued expenses	10,970	60,876
Net Cash Used by Operating Activities	-	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	-	-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discounts due to derivative liabilities	-	31,500
Expense paid by related party on behalf of the company	$19,915	$7,669

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2015 financial statements that were filed in our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2016:
Liabilities:
Derivative financial instruments	$	$	$20,260	$20,260

December 31, 2015:
Liabilities:
Derivative financial instruments	$	$	$20,225	$20,225

NOTE 2- GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit and no cash flows from operating activities at September 30, 2016.  The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - CORRECTION OF PRIOR YEAR INFORMATION

During the audit of the Company’s financial statements for the year ended December 31, 2015, the Company identified an error in the accounting and presentation of advances due to a related party in 2014. The advances due to related party should have been shown as $0 and there should have been a convertible note payable in the amount of $31,500 presented, resulting in adjustments to previously reported financial statements of the Company for the year ended December 31, 2014. In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the three and nine months ended September 30, 2015, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the three and nine months ended September 30, 2015.

The following tables present the impact of the correction in the financial statements for the three and nine months ended September 30, 2015:

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2015
	As Reported	Adjustments	As Adjusted
OPERATING EXPENSES
Selling, general & administrative	$13,199	$6,000	$19,199
Total Operating Expenses	13,199	6,000	19,199

OPERATING LOSS	(13,199)	-	(19,199)

OTHER EXPENSE
Loss on derivative	-	(93,671)	(93,671)
Interest expense, net	(16)	(15,750)	(15,766)
Total Other Expense	(16)	(109,421)	(109,437)

NET LOSS	$(13,215)	$(115,421)	$(128,636)

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	As Reported	Adjustments	As Adjusted
OPERATING EXPENSES
Selling, general & administrative	$62,809	$6,000	$68,809
Total Operating Expenses	62,809	6,000	68,809

OPERATING LOSS	(62,809)	(6,000)	(68,809)

OTHER EXPENSE
Loss on derivative	-	(90,519)	(90,519)
Interest expense, net	(47)	(26,250)	(26,297)
Total Other Expense	(47)	(116,769)	(116,816)

NET LOSS	$(62,856)	$(122,769)	$(185,625)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	As Reported	Adjustments	As Adjusted
OPERATING EXPENSES
Net loss	$(62,856)	$(122,769)	$(185,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	-	26,250	26,250
Loss on derivative	-	90,519	90,519
Changes in operating assets & liabilities:
Prepaid expenses and other current assets	(2,051)	-	(2,051)
Decrease in related party advance		10,031	10,031
Accounts payable and accrued expenses	60,876		60,876
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,700)	11,700	-

FINANCING ACTIVITIES
Advances - related party	11,700	(11,700)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,700	(11,700)	-

NET INCREASE (DECREASE) IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts due to derivative liabilities	$-	$31,500	$31,500
Expenses paid by related party on behalf of the Company	$-	$7,669	$7,669

NOTE 4 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date with a June 15, 2013 maturity date.  The Company made payments to Mr. Gant in the amount of $4,000 as of June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum.  There is one remaining principal installment payment in the amount of $1,000 due at the June 15, 2013 maturity date.  Accrued and unpaid interest on the Promissory Note is also due in the amount of $49 for the nine-month period ended September 30, 2016, and $47 for the nine-month period ended September 30, 2015.  As of September 30, 2016 and December 31, 2015, total outstanding short-term debt is $1,334 and $1,285, respectively, and the loan is in default.

The songwriter agreement expired on June 15, 2014 and the Company did not renew.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. At September 30, 2016 and December 31, 2015, the total amount owed was $2,100 and $2,100, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $41,234 as of September 30, 2016 and $21,319 at December 31, 2015.  The advances are unsecured, payable on demand and carry no interest.

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

NOTE 7 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001.  At September 30, 2016 and December 31, 2015, the Company had 11,626,857 shares of common stock issued and outstanding.  No preferred shares have been issued.

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

The balance of the convertible debenture at September 30, 2016 and December 31, 2015 was $24,500 and $24,500, respectively.  The amount of accrued interest due at September 30, 2016 is $3,826, with $2,355 at December 31, 2015

As a result of the variable conversion rate, the conversion option embedded in this instrument is classified as a liability in accordance with ASC 815 as of the date the note became convertible in 2015 and the Company recognized a debt discount of $31,500. During the year ended December 31, 2015, the Company recognized $31,500 of interest expense from the amortization of the debt discount.

Per the convertible agreement, upon an event of default, interest shall accrue at a default rate of 24% per annum or, if that rate is exorbitant or not permitted by current law, then at the highest rate of interest permitted by law. As of September 30, 2016, the loan was in default.

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

During the nine months ended September 30, 2016 and 2015, $35 and $90,519 was recorded as a loss, on mark-to-market of the conversion options, respectively.

The following table summarizes the change in the derivative liability during the nine months ended September 30, 2016:

Balance, December 31, 2015	$20,225
Loss on change in fair value	35
Balance, September 30, 2016	$20,260

The Company valued its derivative liability using the Black-Scholes option-pricing model.  Assumptions used during the nine months ended September 30, 2016 include (1) risk-free interest rates of 0.25% and 0.32% (2) lives of 0.12 years, (3) expected volatility of 52% to 292%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

NOTE 10 - SUBSEQUENT EVENTS

As per Note 4, the Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company.  IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid additional expenses on behalf of the Company in the amount of $58,030 between October 1, 2016 and June 5, 2017.  The total due to the related party as of June 5, 2017 is $99,264.  The advances are unsecured, payable on demand, and carry no interest.

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

Results of Operations for the Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Revenues. The Company’s revenues were $0 for the three-month and nine-month periods ended September 30, 2016 and September 30, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2016 were $1,350 as compared to $19,199 for the three months ended September 30, 2015, and $11,501 for the nine months ended September 30, 2016 as compared to $68,809 for the nine months ended September 30, 2015. General and administrative expenses decreased due to reduced consulting expenses.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31, 2015	September 30, 2016
Cash	$-	$-
Working Capital	(141,098)	(154,154)
Debt (current)	143,149	154,154

From January 13, 2011 (inception) through September 30, 2016, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in fall of 2012.

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

Net Cash Used in Operating Activities

We experienced zero cash flow from operating activities during the nine months ended September 30, 2016 as compared to zero cash flow from operating activities during the nine months ended September 30, 2015.

Net Cash Used in Investing Activities

The net cash used in investing activities during the nine months ended September 30, 2016 and 2015 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine month period ended September 30, 2016 was $0, and $0 during the nine month period ended September 30, 2015.

Availability of Additional Funds

Based on our working capital deficit as of September 30, 2016 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through June 2017.

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

Material Commitments

There was no material commitment during the nine months ended September 30, 2016 except as disclosed in note 6.

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

We have adopted any recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Off Balance Sheet Arrangements

As of September 30, 2016, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2016.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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