Form 10-K
period 2016-12-31
ASTIKA HOLDINGS INC.
filed 2017-07-31
CIK 1511161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

At July 28, 2017 there were 13,441,297 shares of the registrant’s Common Stock issued and outstanding.

ii

Astika Holdings, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2016

iii

Explanatory Note

In this Annual Report on Form 10-K, Astika Holdings, Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business.

Our Company

Astika Holdings, Inc., a Florida corporation, is refocusing and preparing to relaunch the Company through a variety of strategic acquisitions in the textile, service, agricultural and industrial sectors to complement and capture the next wave of growth companies from Asia and New Zealand.  Rapid economic growth and increased foreign investment sector companies poised for accelerated growth with national modernization are the planned centerpieces for Astika Holdings in Asia and New Zealand. For the year ended December 31, 2016, we generated $0 revenues and had a net loss of $23,534.

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

Personnel

As of July 28, 2017, we employed two persons on a part-time basis.  None of our employees is subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Holders of Record

As of December 31, 2016 and July 28, 2017, respectively, there were 37 and 38 shareholders of record of the Company’s common stock.

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

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues. The Company did not have any revenue for the years ended December 31, 2016 and 2015.  The lack of revenue was due to a change in the business plans of the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2016 were $18,381 as compared to $84,149 for the year ended December 31, 2015.  General and administrative expenses decreased due to the Company having had nominal operations and only incurred expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, and transfer agent fees.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	December 31, 2016	December 31, 2015

Cash	$-	$-
Prepaid Expenses	-	2,051
Due from related party	45,264	21,319
Working Capital (Deficit)	(164,632)	(141,098)
Total Current liabilities	$164,632	$143,149

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities for the year ended December 31, 2016 due to cash used to fund a net loss of $23,534, adjusted for non-cash expenses related to loss on derivative, and decrease in prepaid expense, as well as the increase in accounts payable for legal and accounting services to being a public reporting company. We experienced no cash flow from operating activities for the year ended December 31, 2015 due to cash used to fund a net loss of $114,475, adjusted for non-cash expenses related to amortization of debt discount, gain on derivative, increase in prepaid expenses, and decrease in related party advances, as well as the increase in accounts payable for legal and accounting services to being a public reporting company.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for year ended December 31, 2016 and 2015.

Net Cash Provided by Financing Activities

We experienced no cash flow from financing activities for year ended December 31, 2016 and 2015.

Availability of Additional Funds

Based on our working capital deficit as of December 31, 2016, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Our significant estimates and assumptions include the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

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

Off Balance Sheet Arrangements

As of December 31, 2016, we had no off balance sheet arrangements.

Material Commitments

There were no material commitments for the year ended December 31, 2016.

Purchase of Furniture and Equipment

There were no purchases of computers and any other equipment for the year ended December 31, 2016.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2016, we have no cash equivalents.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Astika Holdings, Inc.

We have audited the accompanying balance sheets of Astika Holdings, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astika Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has not yet established an ongoing source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 28, 2017

ASTIKA HOLDINGS, INC.

BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current Assets
Prepaid expenses	$-	$2,051
Total Current Assets	-	2,051
TOTAL ASSETS	$-	$2,051

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$63,750	$71,365
Loan payable and accrued interest	3,450	3,385
Due to related party	45,264	21,319
Convertible note and accrued interest	28,821	26,855
Derivative liability	23,347	20,225
Total Current Liabilities	$164,632	$143,149

Shareholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; none issued and outstanding	-	-
Common Stock: 140,000,000 shares authorized; par value $0.001; 11,626,857 shares issued and outstanding at December 31, 2016 and 11,626,857 at December 31, 2015	11,627	11,627
Additional paid-in capital	126,916	126,916
Accumulated deficit	(303,175)	(279,641)
Total Shareholders’ Deficit	(164,632)	(141,098)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$2,051

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

OPERATING EXPENSES
Selling, general & administrative	$18,381	$84,149
Total Operating Expenses	18,381	84,149

OPERATING LOSS	(18,381)	(84,149)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,031)	(34,529)
Gain (loss) on change in fair value of derivative	(3,122)	4,203
Total Other Income (Expense)	(5,153)	(30,326)

NET LOSS	$(23,534)	$(114,475)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,626,857	11,121,378

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	-	$ -	11,077,750	$ 11,078	$ 112,782	$ (165,166)	$ (41,306)

Shares issued for debt conversion	-	-	549,107	549	7,062	-	7,611

Resolution of derivative liabilities	-	-	-	-	7,072	-	7,072

Net loss	-	-	-	-	-	(114,475)	(114,475)

Balance at December 31, 2015	-	$ -	11,626,857	$ 11,627	$ 126,916	$ (279,641)	$ (141,098)

Net loss	-	-	-	-	-	(23,534)	(23,534)

Balance at December 31, 2016	-	$ -	11,626,857	$ 11,627	$ 126,916	$ (303,175)	$ (164,632)

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,534)	$(114,475)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discount	-	31,500
(Gain) loss on derivative	3,122	(4,203)
Changes in Operating assets & liabilities
(Increase) decrease in prepaid expenses	2,051	(2,051)
Decrease in related party advance	-	10,031
Increase in accounts payable and accrued expenses	18,361	79,198
Net Cash Used by Operating Activities	-	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Resolution of derivative liabilities	$-	$7,072
Common stock issued for convertible debt	-	7,611
Discount on convertible debt	-	31,500
Loan payable for expenses paid directly by unrelated party	-	2,100
Expense paid by related party on behalf of the company	23,945	21,319

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

NOTE 2- GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit and a working capital deficit at December 31, 2016. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company.  The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  At December 31, 2016 and 2015, the Company has no cash equivalents.

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

Related Party Transactions

The Company follows, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 850-10-50 disclosure requirements for related party relationships and transactions.

Impairment of Long-Lived Assets and Other Acquired Intangible Assets

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

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share” (ASC 260). Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. The Company had net losses as of December 31, 2016 and 2015, as such, the diluted earnings per share excludes all dilutive potential shares because their effect is anti-dilutive.

Consolidation

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make assumptions, estimates and judgments that affect the amounts reported in these financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

December 31, 2016:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments	$--	$--	$23,347	$23,347

December 31, 2015:
Liabilities:
Derivative financial instruments	$--	$--	$20,225	$20,225

NOTE 4 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001.  At both December 31, 2016 and December 31, 2015, the Company had 11,626,857 shares of common stock issued and outstanding.  No preferred shares have been issued.

On December 3, 2015, the Company issued 549,107 common shares in the conversion of $7,611 ($7,000 principal and $611 interest) in debt to LG Capital Funding. LLC at $0.014 per share, as calculated per the loan agreement.  (See Note 6 - Convertible Note Payable and Note 7 - Derivative Liability)

On March 10, 2016, the Company filed an Amendment to the Articles of Incorporation breaking out the Preferred Stock into Series A, B, C, D, E, F, G, H, I, J, K, and L, with the series designation of each issuance of preferred stock set forth by the Board of Directors at the time of issuance.

NOTE 5 - LOAN TRANSACTIONS

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date with a June 15, 2013 maturity date.  The Company made payments to Mr. Gant in the amount of $4,000 as of June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum.  There is one remaining principal installment payment in the amount of $1,162 due on the unsecured note.  Accrued and unpaid interest on the Promissory Note is also due in the amount of $188 at  December 31, 2016.  As of December 31, 2016 and December 31, 2015, total outstanding short-term debt is $1,350 and $1,285, respectively.  The note matured on June 15, 2013 and the loan is currently in default.

The songwriter agreement expired on June 15, 2014 and the Company did not renew.  On September 26, 2014 the company dissolved its subsidiary, Astika Music Entertainment, Inc., in response to the change in the nature of business operations.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. At December 31, 2016 and December 31, 2015, the total amount owed was $2,100 and $2,100, respectively.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

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

The balance of the convertible debenture at December 31, 2016 and 2015 was $24,500 and $24,500, respectively.  The amount of accrued interest due at December 31, 2016 is $4,321 with $2,355 at December 31, 2015.  Per the convertible agreement, upon an event of default, interest shall accrue at a default rate of 24% per annum or, if that rate is exorbitant or not permitted by current law, then at the highest rate of interest permitted by law. As of December 31, 2016, the loan was in default.

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

During the year ended December 31, 2016, $3,122 was recorded as a loss on mark-to-market of the conversion options. During the year ended December 31, 2015, $4,203 was recorded as a gain on mark-to-market of the conversion options.

The following table summarizes the derivative liability included in the balance sheet at December 31, 2016 and 2015:

Balance, December 31, 2014	$--
Day one loss	20,767
Debt discount	31,500
Reclassification of derivative liability to paid-in capital	(7,072)
Gain on change in fair value	(24,970)
Balance, December 31, 2015	20,225
Loss on change in fair value	3,122
Balance, December 31, 2016	$23,347

The following table summarizes the loss on derivative liability included in the income statement for the years ended period ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Day one loss	$--	$(20,767)
(Loss) gain on change in fair value	(3,122)	24,970
(Loss) gain on derivative liability	$(3,122)	$4,203

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during the years ended December 31:

	2016	2015
Expected dividends	--	--
Expected term (years)	0.12	0.12 - 0.51%
Volatility	52% - 292%	8% - 290%
Risk-free rate	0.25% - 0.74%	0.01% - 0.17%

NOTE 8 - RELATED PARTY TRANSACTION

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $23,945 and $21,319 during the years ended December 31, 2016 and 2015, respectively. The balance due to related party as of December 31, 2016 and 2015 was $45,264 and $21,319, respectively.   The advances are unsecured, payable on demand and carry no interest.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the year ended December 31, 2016	For the year ended December 31, 2015

Income tax expense (asset) at statutory rate	$(103,080)	$(96,507)
Valuation allowance	103,080	96,507

Income tax expense per books	$--	$--

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the year ended December 31, 2016 was ($303,175), and ($279,641) for the year ended December 31, 2015, and for federal income tax reporting purposes is subject to annual limitations.  The Company’s tax returns for the 3 years prior are subject to IRS inspection.  The net operating loss will expire in 2036. Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 11 - SUBSEQUENT EVENTS

As per Note 8, the Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company.  IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid additional expenses on behalf of the Company in the amount of $54,000 between January 1, 2017 and July 28, 2017.  The total due to the related party as of July 28, 2017 is $99,264.  The advances are unsecured, payable on demand, and carry no interest.

During March 2017, the holder of the convertible debenture elected to convert $2,000 in principal and $834 in interest into 572,476 shares of the Company’s common stock, at a conversion price of $0.00495 per share.  The shares were issued on April 10, 2017.

During June 2017, the holder of the convertible debenture elected to convert $700 in principal and $328 in interest into 603,038 shares of the Company’s common stock, at a conversion price of $0.001705 per share.  The conversion date was June 8, 2017.

During June 2017, the holder of the convertible debenture elected to convert an additional $700 in principal and $349 in interest into 638,926 shares of the Company’s common stock, at a conversion price of $0.001705 per share.  The conversion date was June 13, 2017.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2016 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

Disclosures required by Item 5.02 of Form 8-K filed December 2, 2013.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of July 28, 2017, are as follows:

Name	Age	Principal Positions With Us

Mark W. Richards	54	President, Treasurer and Director

Ralph Willmott	60	Secretary and Director

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

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.  We have not paid any executive compensation in the form of base salary to our management during the year ended December 31, 2016 or the period January 13, 2011, our inception, through December 31, 2016.

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

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives.  In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation.  We have not issued any long-term equity compensation to our management during the year ended December 31, 2016 or the period January 13, 2011, our inception, through December 31, 2016.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers for the year ended December 31, 2016 and during the year ended December 31, 2015 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Mark W. Richards	CEO	2016	-	-	-	-	-	-	-
		2015
Ralph Willmott	Sec.	2016	-	-	-	-	-	-	-
		2015	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors during the period from January 13, 2011 (inception) to December 31, 2015 and during the year ended December 31, 2016 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mark W. Richards	2016	-	-	-	-	-	-	-
	2015
Ralph Willmott	2016	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-

Employment Agreements and Benefits

We currently have two employees. Mr. Richards and Mr. Willmott. There are no executive employment agreements with between the employees and the Company.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the period from January 13, 2011 (inception) to December 31, 2015 or the year ended December 31, 2016.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from January 13, 2011 (inception) to December 31, 2015 or the year ended December 31, 2016.

Grants of Plan-Based Awards

During the period from January 13, 2011 (inception) to December 31, 2015 and the year ended December 31, 2016, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2016 and December 31, 2015.  No equity awards were made during the year ended December 31, 2016 and the year ended December 31, 2015.

Option Exercises and Stock Vested

During the period from January 13, 2011 (inception) to December 31, 2015 and the year ended December 31, 2016, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the period from January 13, 2011 (inception) to December 31, 2015 and the year ended December 31, 2016, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 28, 2017 for:

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

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after July 28, 2017, through the exercise of any stock option, warrant or other right.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, paid expenses on behalf of the Company in the amount of $23,945 during the year ended December 31, 2016, and $21,319 during the year ended December 31, 2015.  The balance due to related party as of December 31, 2016 and December 31, 2015 was $45,264 and $21,319, respectively.   The advances are payable on demand and carry no interest.

The Company does not own or rent property.  The office space is provided by an officer at no charge.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.  The Company believes that Mark w. Richards is “independent” as such term is defined by the rules of OTC Markets.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Astika Holdings, Inc., Level 1, 725 Rosebank Road, Avondale, Auckland, 1348, New Zealand, or by telephone at (64) 9 929 0502.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2016 and the year ended December 31, 2015.

	Year Ended December 31, 2016	Year Ended December 31, 2015

Audit Fees	$14,000	$13,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$14,000	$13,500

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

31.1	302 Certification - Mark W. Richards

32.1	906 Certification - Mark W. Richards

*  Included as an Exhibit to our Registration Statement on Form S-1 filed on June 14, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of July 2017.

ASTIKA HOLDINGS, INC.

By:  /s/   Mark W. Richards

Mark W. Richards

CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Richards Mark W. Richards	President, Chief Executive Officer, (Principal Executive Officer), Treasurer (Principal Financial and Accounting Officer), Chairman	July 28, 2017

/s/ Ralph Willmott Ralph Willmott	Secretary and Director	July 28, 2017

Astika Holdings, Inc.

Index to Exhibits

Exhibits	Description

Exhibit 31.1	302 Certification - Mark W. Richards

Exhibit 32.1	906 Certification - Mark W. Richards