Form 10-Q
period 2017-03-31
ASTIKA HOLDINGS INC.
filed 2017-10-18
CIK 1511161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 16, 2017
Common Stock, par value $.001 per share	22,948,359 shares

ASTIKA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTIKA HOLDINGS, INC.

BALANCE SHEETS

Unaudited

	March 31, 2017	December 31, 2016

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$60,250	$63,750
Loan payable and accrued interest	3,467	3,450
Due to related party	66,064	45,264
Convertible note and accrued interest	26,466	28,821
Derivative liability	30,641	23,347
Total Current Liabilities	$186,888	$164,632

Shareholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; none issued and outstanding	-	-
Common Stock: 140,000,000 shares authorized; par value $0.001; 12,199,333 and 11,626,857 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	12,199	11,627
Additional paid-in capital	133,456	126,916
Accumulated deficit	(332,543)	(303,175)
Total Shareholders’ Deficit	(186,888)	(164,632)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

OPERATING EXPENSES
Selling, general & administrative	17,300	3,851
Total Operating Expenses	17,300	3,851

OPERATING LOSS	(17,300)	(3,851)

OTHER EXPENSE
Interest expense, net	(496)	(505)
Loss on change in fair value of derivative	(11,572)	(40,053)
Total Other Expense	(12,068)	(40,558)

NET LOSS	$(29,368)	$(44,409)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,696,826	11,626,857

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,368)	$(44,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative	11,572	40,053
Changes in Operating assets & liabilities
Decrease in prepaid expenses	-	2,051
Decrease in accounts payable and accrued expenses	17,796	2,305
Net Cash Used by Operating Activities	-	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of derivative to Additional Pain In Capital	$4,278	$-
Common stock issued for convertible debt	2,834	-
Expense paid by related party on behalf of the company	20,800	3,975

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying financial statements should be read in conjunction with the December 31, 2016 financial statements that were filed in our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

NOTE 2- GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit and no cash flows from operating activities at March 31, 2017.  The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

March 31, 2017:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments	$--	$--	$30,641	$30,641

December 31, 2016:

Liabilities:
Derivative financial instruments	$--	$--	$23,347	$23,347

NOTE 4 - CONVERTIBLE NOTE PAYABLE

During October 2014, the Company issued an 8.0% convertible debenture for $31,500 in cash.  The convertible debenture accrues interest at 8.0% per annum, is unsecured, due in one year from the date of issuance and is convertible into shares of the Company’s common stock after 180 days at the option of the holder at a rate equal to 55% of the lowest trading price of the Company’s common stock out of the last 20 trading trades including the date of conversion.  At March 31, 2017, the loan is in default at a default interest rate of 24%.

On March 21, 2017, the Company issued 572,476 common shares in the conversion of $2,000 principal and $834 in interest due to LG Capital Funding. LLC at $0.00495 per share, as calculated per the loan agreement.

The balance of the convertible debenture at March 31, 2017 and December 31, 2016 was $22,500 and $24,500, respectively.  The amount of accrued interest due at March 31, 2017 is $3,966, with $4,321 at December 31, 2016.

NOTE 5 - DERIVATIVE LIABILITY

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

During March 2017, the holder of the convertible debenture elected to convert $2,000 in principal and $834 in interest due of the convertible debenture into 572,476 shares of the Company’s common stock. As a result, $4,278 of derivative liability was extinguished through a charge to paid-in capital.

During the three months ended March 31, 2017 and 2016, $3,122 was recorded as a loss on mark-to-market of the conversion options.

The following table summarizes the derivative liability included in the balance sheet at March 31, 2017 and December 31, 2016:

Balance, December 31, 2016	$23,347
Reclassification of derivative liability to paid-in capital due to conversion	(4,278)
Loss on change in fair value	11,572
Balance, March 31, 2017	$30,641

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during the three months ended March 31, 2017:

Expected dividends	--%
Expected term (years)	0.12
Volatility	273%
Risk-free rate	0.74% - 0.76%

NOTE 6 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,162 due. Accrued and unpaid interest on the Promissory Note is also due in the amount of $17 for the three-month period ended March 31, 2017, and $16 for the three-month period ended March 31, 2016.  As of March 31, 2017 and December 31, 2016, total outstanding short-term debt is $1,367 and $1,350, respectively.  The note matured on June 15, 2013 and the loan is currently in default.

The songwriter agreement expired on June 15, 2014 and the Company did not renew.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. At March 31, 2017 and December 31, 2016, the total amount owed was $2,100 and $2,100, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $20,800 as of March 31, 2017 and $3,975 at December 31, 2016.  The balance due to related party as of March 31, 2017 and December 31, 2016 was $66,064, and $45,264, respectively. The advances are unsecured, payable on demand, and carry no interest.

NOTE 8 - MATERIAL CONTRACTS

On June 15, 2012, the Company entered into a songwriter agreement with Eugene Gant, a songwriter, which provides for Mr. Gant’s employment as a staff writer on an exclusive basis to write musical compositions as works for hire for a period of two years from the date of the agreement. This agreement expired on June 15, 2014. The exclusive songwriter agreement with Eugene B. Settler dated June 16, 2012, provides for Mr. Settler’s employment as a staff writer on an exclusive basis to write musical compositions as works for hire for a period of five years from the date of the agreement. This agreement expires on June 16, 2017. During Mr. Gant’s and Mr. Settler’s tenure as songwriters for the Company, the copyrights on their entire work product will belong to the Company, in exchange for our assistance in exploiting and marketing these compositions and the payment of a writer’s fee to them ranging from 10% to 50% of the net amounts that we collect on these musical compositions. The Company is entitled to the royalties for a period of 50 years from the date of the creation of any work for hire pursuant to such agreements. After the expiration of such 50-year period, the copyright on a musical composition reverts to the songwriter or his heirs or assigns.

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

NOTE 9 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001.  At March 31, 2017 and December 31, 2016, the Company had 12,199,333 and 11,626,857 shares of common stock issued and outstanding, respectively.  No preferred shares have been issued.

On March 10, 2016, the Company filed an Amendment to the Articles of Incorporation breaking out the Preferred Stock into Series A, B, C, D, E, F, G, H, I, J, K, and L, with the series designation of each issuance of preferred stock set forth by the Board of Directors at the time of issuance.

On March 21, 2017, the Company issued 572,476 common shares in the conversion of $2,000 principal and $834 in interest due to LG Capital Funding, LLC at $0.00495 per share, as calculated per the loan agreement.

NOTE 10 - SUBSEQUENT EVENTS

As per Note 7, the Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company.  IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid additional expenses on behalf of the Company in the amount of $33,200 between April 1, 2017 and as of the date of the filing.  The advances are unsecured, payable on demand, and carry no interest.

On June 8, 2017, the Company issued 603,038 common shares in the conversion of $700 principal and $328 in interest due to LG Capital Funding, LLC at $0.00171 per share, as calculated per the loan agreement.

On June 13, 2017, the Company issued 638,926 common shares in the conversion of $740 principal and $349 in interest due to LG Capital Funding, LLC at $0.00171 per share, as calculated per the loan agreement.

On June 27, 2017, the Company issued 670,334 common shares in the conversion of $1,245 principal and $598 in interest due to LG Capital Funding, LLC at $0.00275 per share, as calculated per the loan agreement.

On July 18, 2017, the Company issued 701,519 common shares in the conversion of $800 principal and $396 in interest due to LG Capital Funding, LLC at $0.00171 per share, as calculated per the loan agreement.

On July 24, 2017, the Company issued 735,903 common shares in the conversion of $810 principal and $404 in interest due to LG Capital Funding, LLC at $0.00165 per share, as calculated per the loan agreement.

On August 3, 2017, the Company issued 775,636 common shares in the conversion of $850 principal and $430 in interest due to LG Capital Funding, LLC at $0.00165 per share, as calculated per the loan agreement.

On August 18, 2017, the Company issued 812,860 common shares in the conversion of $885 principal and $456 in interest due to LG Capital Funding, LLC at $0.00165 per share, as calculated per the loan agreement.

On August 25, 2017, the Company issued 852,841 common shares in the conversion of $1,080 principal and $562 in interest due to LG Capital Funding, LLC at $0.00193 per share, as calculated per the loan agreement.

On August 31, 2017, the Company issued 897,810 common shares in the conversion of $810 principal and $424 in interest due to LG Capital Funding, LLC at $0.00138 per share, as calculated per the loan agreement.

On September 13, 2017, the Company issued 941,854 common shares in the conversion of $845 principal and $450 in interest due to LG Capital Funding, LLC at $0.00138 per share, as calculated per the loan agreement.

On September 20, 2017, the Company issued 989,403 common shares in the conversion of $885 principal and $475 in interest due to LG Capital Funding, LLC at $0.00138 per share, as calculated per the loan agreement.

On October 3, 2017, the Company issued 1,038,870 common shares in the conversion of $1,035 principal and $565 in interest due to LG Capital Funding, LLC at $0.00154 per share, as calculated per the loan agreement.

On October 16, 2017, the Company issued 1,090,032 common shares in the conversion of $1,080 principal and $599 in interest due to LG Capital Funding, LLC at $0.00154 per share, as calculated per the loan agreement.

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

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues. The Company’s revenues were $0 for the three-month period ended March 31, 2017 and March 31, 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2017 were $17,300 as compared to $3,851 for the three months ended March 31, 2016. General and administrative expenses increased due to the Companies efforts to get current with its compliance obligations.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2017	As of December 31, 2016

Cash	$-	$-
Working Capital	(186,888)	(164,632)
Debt (current)	186,888	164,632

From January 13, 2011 (inception) through March 31, 2017, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in fall of 2012.

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

Net Cash Used in Operating Activities

We experienced zero cash flow from operating activities during the three months ended March 31, 2017 as compared to zero cash flow from operating activities during the three months ended March 31, 2016.

Net Cash Used in Investing Activities

The net cash used in investing activities during the three months ended March 31, 2017 and 2016 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three month period ended March 31, 2017 was $0, and $0 during the three month period ended March 31, 2016.

Availability of Additional Funds

Based on our working capital deficit as of March 31, 2017 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through December 2017.

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

Material Commitments

There was no material commitment during the three months ended March 31, 2017 except as disclosed in note 8.

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

Off Balance Sheet Arrangements

As of March 31, 2017, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2017.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

DATE:  October 17, 2017

By: /s/  Mark W. Richards

         Mark W. Richards

         Chairman, President, Chief Executive Officer

         and Treasurer (Principal Accounting Officer

         and Authorized Officer)

Astika Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

31.1	302 Certification - Mark W. Richards

32.1	906 Certification - Mark W. Richards