Form 10-Q
period 2017-06-30
ASTIKA HOLDINGS INC.
filed 2017-10-18
CIK 1511161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

ASTIKA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTIKA HOLDINGS, INC.

BALANCE SHEETS

Unaudited

	June 30, 2017	December 31, 2016

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$72,216	$63,750
Loan payable and accrued interest	3,484	3,450
Due to related party	99,264	45,264
Convertible note and accrued interest	22,946	28,821
Derivative liability	29,548	23,347
Total Current Liabilities	$227,458	$164,632

Shareholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; none issued and outstanding	-	-
Common Stock: 140,000,000 shares authorized; par value $0.001; 14,111,631 and 11,626,857 shares issued and outstanding at June 30, 2017 and December 31, 2016	14,111	11,627
Additional paid-in capital	169,757	126,916
Accumulated deficit	(411,326)	(303,175)
Total Shareholders’ Deficit	(227,458)	(164,632)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

OPERATING EXPENSES
Selling, general & administrative	$45,165	$6,300	$62,465	$10,151
Total Operating Expenses	45,165	6,300	62,465	10,151

OPERATING LOSS	(45,165)	(6,300)	(62,465)	(10,151)

OTHER INCOME (EXPENSE)
Interest expense, net	(459)	(505)	(955)	(1,009)
Gain (Loss) on change in fair value of derivative	(33,159)	31,582	(44,731)	(8,471)
Total Other Income (Expense)	(33,618)	31,077	(45,686)	(9,480)

NET INCOME / (LOSS)	$(78,783)	$24,777	$(108,151)	$(19,631)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,507,595	11,626,857	12,104,451	11,626,857
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,507,595	14,576,887	12,104,451	11,626,857

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Six Months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(108,151)	$(19,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative	44,731	8,471
Changes in Operating assets & liabilities
Decrease in prepaid expenses	-	2,051
Increase in accounts payable and accrued expenses	63,420	9,109
Net Cash Used by Operating Activities	-	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of derivative to Additional Paid In Capital	$38,530	$-
Common stock issued for convertible debt	6,795	-
Expense paid by related party on behalf of the company	54,000	19,415

The accompanying notes are an integral part of these unaudited interim financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2017

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying financial statements should be read in conjunction with the December 31, 2016 financial statements that were filed in our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

NOTE 2- GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit and no cash flows from operating activities at June 30, 2017.  The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

June 30, 2017:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments	$--	$--	$29,548	$29,548

December 31, 2016:

Liabilities:
Derivative financial instruments	$--	$--	$23,347	$23,347

NOTE 4 - CONVERTIBLE NOTE PAYABLE

During October 2014, the Company issued an 8.0% convertible debenture for $31,500 in cash.  The convertible debenture accrues interest at 8.0% per annum, is unsecured, due in one year from the date of issuance and is convertible into shares of the Company’s common stock after 180 days at the option of the holder at a rate equal to 55% of the lowest trading price of the Company’s common stock out of the last 20 trading trades including the date of conversion. At June 30, 2017, the loan is in default at a default interest rate of 24%.

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

The balance of the convertible debenture at June 30, 2017 and December 31, 2016 was $19,815 and $24,500, respectively.  The amount of accrued interest due at June 30, 2017 is $3,132, with $4,321 at December 31, 2016.

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

Between March and June 2017, the holder of the convertible debenture elected to convert $4,685 in principal and $2,110 in interest due of the convertible debenture into 2,484,774 shares of the Company’s common stock. As a result, $38,530 of derivative liability was extinguished through a charge to paid-in capital.

During the six months ended June 30, 2017 and 2016, $44,731 was recorded as a loss on mark-to-market of the conversion options.

The following table summarizes the derivative liability included in the balance sheet at June 30, 2017 and December 31, 2016:

Balance, December 31, 2016	$23,347
Reclassification of derivative liability to paid-in capital due to conversion	(38,530)
Loss on change in fair value	44,731
Balance, June 30, 2017	$29,548

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during the six months ended June 30, 2017:

Expected dividends	--%
Expected term (years)	0.12
Volatility	273 - 617%
Risk-free rate	0.74% - 0.89%

NOTE 6 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,162 due.  Accrued and unpaid interest on the Promissory Note is also due in the amount of $34 for the six-month period ended June 30, 2017, and $32 for the six-month period ended June 30, 2016.  As of June 30, 2017 and December 31, 2016, total outstanding short-term debt is $1,384 and $1,350, respectively.  The note matured on June 15, 2013 and the loan is currently in default.

The songwriter agreement expired on June 15, 2014 and the Company did not renew.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. At June 30, 2017 and December 31, 2016, the total amount owed was $2,100 and $2,100, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $54,000 as of June 30, 2017 and $19,415 at December 31, 2016. The balance due to related party as of June 30, 2017 and December 31, 2016 was $99,264, and $45,264, respectively.  The advances are unsecured, payable on demand, and carry no interest.

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

NOTE 9 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001.  At June 30, 2017 and December 31, 2016, the Company had 14,111,631 and 11,626,857 shares of common stock issued and outstanding, respectively.  No preferred shares have been issued.

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

NOTE 10 - SUBSEQUENT EVENTS

As per Note 7, the Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company.  IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid additional expenses on behalf of the Company in the amount of $0 between July 1, 2017 and as of the date of the filing.  The advances are unsecured, payable on demand, and carry no interest.

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

Results of Operations for the Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016

Revenues. The Company’s revenues were $0 for the three-month and six-month periods ended June 30, 2017 and June 30, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2017 were $45,165 as compared to $6,300 for the three months ended June 30, 2016, and $62,465 for the six months ended June 30, 2017 as compared to $10,151 for the six months ended June 30, 2016. General and administrative expenses increased due to the Companies efforts to get current with its compliance obligations.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of June 30, 2017	As of December 31, 2016

Cash	$-	$-
Working Capital	(227,458)	(164,632)
Debt (current)	227,458	164,632

From January 13, 2011 (inception) through June 30, 2017, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in fall of 2012.

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

Net Cash Used in Operating Activities

We experienced zero cash flow from operating activities during the six months ended June 30, 2017 as compared to zero cash flow from operating activities during the six months ended June 30, 2016.

Net Cash Used in Investing Activities

The net cash used in investing activities during the six months ended June 30, 2017 and 2016 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six month period ended June 30, 2017 was $0, and $0 during the six month period ended June 30, 2016.

Availability of Additional Funds

Based on our working capital deficit as of June 30, 2017 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through December 2017.

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

Material Commitments

There was no material commitment during the three months ended June 30, 2017 except as disclosed in note 8.

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

Off Balance Sheet Arrangements

As of June 30, 2017, we had no off balance sheet arrangements.

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