Form 10-Q
period 2017-09-30
ASTIKA HOLDINGS INC.
filed 2017-11-14
CIK 1511161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2017
Common Stock, par value $.001 per share	25,291,838 shares

ASTIKA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTIKA HOLDINGS, INC.

BALANCE SHEETS

Unaudited

	September 30, 2017	December 31, 2016

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$57,565	$63,750
Loan payable and accrued interest	3,501	3,450
Due to related party	142,779	45,264
Convertible note and accrued interest	12,643	28,821
Derivative liability	21,771	23,347
Total Current Liabilities	$238,259	$164,632

Shareholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; none issued and outstanding	-	-
Common Stock: 140,000,000 shares authorized; par value $0.001; 20,819,457 and 11,626,857 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	20,819	11,627
Additional paid-in capital	194,547	126,916
Accumulated deficit	(453,625)	(303,175)
Total Shareholders’ Deficit	(238,259)	(164,632)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

OPERATING EXPENSES
Selling, general & administrative	$28,865	$1,350	$91,330	$11,501
Total Operating Expenses	28,865	1,350	91,330	11,501

OPERATING LOSS	(28,865)	(1,350)	(91,330)	(11,501)

OTHER INCOME (EXPENSE)
Interest expense, net	(276)	(510)	(1,231)	(1,520)
Gain (Loss) on change in fair value of derivative	(13,158)	8,436	(57,889)	(35)
Total Other Income (Expense)	(13,434)	7,926	(59,120)	(1,555)

NET INCOME / (LOSS)	$(42,299)	$6,576	$(150,450)	$(13,056)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00	$(0.01)	$(0.00)

DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,069,714	11,626,857	13,777,726	11,626,857
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,069,714	13,843,049	13,777,726	11,626,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTIKA HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Nine Months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(150,450)	$(13,056)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on derivative	57,889	35
Changes in Operating assets & liabilities
Decrease in prepaid expenses	-	2,051
Increase in accounts payable and accrued expenses	92,561	10,970
Net Cash Used by Operating Activities	-	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of derivative to Additional Paid In Capital	$59,465	$-
Common stock issued for convertible debt	17,357	-
Expense paid by related party on behalf of the company	97,515	19,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

September 30, 2017

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying financial statements should be read in conjunction with the December 31, 2016 financial statements that were filed in our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

NOTE 2- GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit and no cash flows from operating activities at September 30, 2017.  The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

September 30, 2017:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments	$--	$--	$21,771	$21,771

December 31, 2016:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments	$--	$--	$23,347	$23,347

NOTE 4 - CONVERTIBLE NOTE PAYABLE

During October 2014, the Company issued an 8.0% convertible debenture for $31,500 in cash.  The convertible debenture accrues interest at 8.0% per annum, is unsecured, due in one year from the date of issuance and is convertible into shares of the Company’s common stock after 180 days at the option of the holder at a rate equal to 55% of the lowest trading price of the Company’s common stock out of the last 20 trading trades including the date of conversion. At September 30, 2017, the loan is in default at a default interest rate of 24%.

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

On June 13, 2017, the Company issued 638,926 common shares in the conversion of $740 principal and $350 in interest due to LG Capital Funding, LLC at $0.00171 per share, as calculated per the loan agreement.

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

The balance of the convertible debenture at September 30, 2017 and December 31, 2016 was $12,643 and $24,500, respectively.  The amount of accrued interest due at September 30, 2017 is $0, with $4,321 at December 31, 2016.

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

Between March and September 2017, the holder of the convertible debenture elected to convert $11,857 in principal and $5,500 in interest due of the convertible debenture into 9,192,600 shares of the Company’s common stock. As a result, $59,465 of derivative liability was extinguished through a charge to paid-in capital.

During the nine months ended September 30, 2017, $57,889 was recorded as a loss on mark-to-market of the conversion options.

The following table summarizes the derivative liability included in the balance sheet at September 30, 2017 and December 31, 2016:

Balance, December 31, 2016	23,347
Reclassification of derivative liability to paid-in capital due to conversion	(59,465)
Loss on change in fair value	57,889
Balance, September 30, 2017	$21,771

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during the nine months ended September 30, 2017:

Expected dividends	--%
Expected term (years)	0.12
Volatility	273% - 617%
Risk-free rate	0.74% - 0.89%

NOTE 6 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,162 due.  Accrued and unpaid interest on the Promissory Note is also due in the amount of $51 for the nine-month period ended September 30, 2017, and $47 for the nine-month period ended September 30, 2016.  As of September 30, 2017 and December 31, 2016, total outstanding short-term debt is $1,401 and $1,350, respectively.  The note matured on June 15, 2013 and the loan is currently in default.

The songwriter agreement expired on June 15, 2014 and the Company did not renew.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. At September 30, 2017 and December 31, 2016, the total amount owed was $2,100 and $2,100, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $97,515 during the nine months ended September 30, 2017, and $19,415 during the year ended December 31, 2016. The balance due to related party as of September 30, 2017 and December 31, 2016 was $142,779, and $45,264, respectively.  The advances are unsecured, payable on demand, and carry no interest.

The Company does not rent or own any property.  The office space is provided by an officer at no charge.

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

On June 4, 2015, Artfield Investment RD, Inc. was contracted to provide restructuring consulting services to the Company for $45,000. Consultation fee shall be payable $22,500 in cash at the time of signing (6/4/2015), and the remaining fee of $22,500 to be paid through unrestricted shares.  The entire $45,000 was due upon signing the agreement, and was recorded as a liability.  The shares have not been issued as of the date of this filing.

NOTE 9 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001.  At September 30, 2017 and December 31, 2016, the Company had 20,819,457 and 11,626,857 shares of common stock issued and outstanding, respectively.  No preferred shares have been issued.

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

On June 13, 2017, the Company issued 638,926 common shares in the conversion of $740 principal and $350 in interest due to LG Capital Funding, LLC at $0.00171 per share, as calculated per the loan agreement.

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

NOTE 10 - SUBSEQUENT EVENTS

As per Note 7, the Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company.  IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid additional expenses on behalf of the Company in the amount of $22,908 between October 1, 2017 and as of the date of the filing.  The advances are unsecured, payable on demand, and carry no interest.

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

On October 19, 2017, the Company issued 1,141,941 common shares in the conversion of $1,130 principal and $629 in interest due to LG Capital Funding, LLC at $0.00154 per share, as calculated per the loan agreement.

On November 6, 2017, the Company issued 1,201,538 common shares in the conversion of $1,180 principal and $670 in interest due to LG Capital Funding. LLC at $0.00154 per share, as calculated per the loan agreement.

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

Plan of Operation

Astika Holdings’ planned focus is on a variety of strategic acquisitions in the textile, service, agriculture and industrial sectors to compliment and capture the next wave of growth companies from Asia and New Zealand. Astika plans on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure jurisdictions.

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

Results of Operations for the Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016

Revenues. The Company’s revenues were $0 for the three-month and nine-month periods ended September 30, 2017 and September 30, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2017 were $28,865 as compared to $1,350 for the three months ended September 30, 2016, and $91,330 for the nine months ended September 30, 2017 as compared to $11,501 for the nine months ended September 30, 2016. General and administrative expenses increased due to the Company’s efforts to get current with its compliance obligations and additional consulting fees related to the Company’s new business plan.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of September 30, 2017	As of December 31, 2016

Cash	$-	$-
Working Capital	(238,259)	(164,632)
Debt (current)	238,259	164,632

From January 13, 2011 (inception) through September 30, 2017, we raised a total of $123,500 from the issuance of common stock and the conversion of Series A Convertible Preferred Stock into shares of common stock. We have not raised any additional capital since the completion of our public offering in fall of 2012.

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

Net Cash Used in Operating Activities

We experienced zero cash flow from operating activities during the nine months ended September 30, 2017 as compared to zero cash flow from operating activities during the nine months ended September 30, 2016.

Net Cash Used in Investing Activities

The net cash used in investing activities during the nine months ended September 30, 2017 and 2016 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine month period ended September 30, 2017 was $0, and $0 during the nine month period ended September 30, 2016.

Availability of Additional Funds

Based on our working capital deficit as of September 30, 2017 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through December 2017.

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

Material Commitments

There were no material commitments during the nine months ended September 30, 2017, except as disclosed in note 8.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted.  The Company has evaluated the impact that this new guidance will have on its financial statements, and has included the appropriate disclosures in Note 2.

The Company has reviewed all recent accounting pronouncements and, other than shown above, has determined that it is unlikely that any will have a material impact on its financial position or results of operations.

Off Balance Sheet Arrangements

As of September 30, 2017, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2017.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

DATE:  November 13, 2017

By: /s/  Mark W. Richards

         Mark W. Richards

         Chairman, President, Chief Executive Officer

         and Treasurer (Principal Accounting Officer

         and Authorized Officer)

Astika Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

31.1	302 Certification - Mark W. Richards

32.1	906 Certification - Mark W. Richards