Form 10-K
period 2017-12-31
ASTIKA HOLDINGS INC.
filed 2019-04-15
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________.

Commission file number:  000-54855

Astika Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-4601693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 1, 725 Rosebank Road
Avondale, Auckland, 1348, New Zealand
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (64) 9 929 0502

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [   ]

As of June 30, 2017, the aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon close sale price of such shares as reported on the OTC Marketplace), was $32,733.97

The number of shares outstanding of the issuer's common stock, as of April 15, 2019 was 29,890,066.

Astika Holdings, Inc.

FORM 10-K
For The Fiscal Year Ended December 31, 2017

Explanatory Note

In this Annual Report on Form 10-K, Astika Holdings, Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business.

Our Company

Astika Holdings, Inc. is refocusing and preparing to relaunch the Company through one or more strategic acquisitions in the textile, service, agricultural and industrial sectors in Asia and New Zealand.  We were incorporated under the laws of the State of Florida on January 13, 2011.  On September 26, 2014, the Company dissolved its subsidiary Astika Music Entertainment, Inc.  The dissolution was in response to the change in the nature of business operations. For the year ended December 31, 2017, we generated $0 revenues and had a net loss of $269,600.

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

Current Operations

We ceased providing services to customers and other activities that generate revenue. Significant costs after this period consisted primarily of audit and legal costs. During the fiscal year ended December 31, 2017, we did not conduct business operations except to evaluate potential lines of business.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of December 31, 2017 had a shareholders deficit of $69,200. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Research and Development

We have not incurred any research and development costs in the fiscal years ended December 31, 2017 or 2016.

Personnel

As of April 15, 2019, we employed two persons on a part-time basis.  None of our employees is subject to a collective bargaining agreement.

Intellectual Property

We currently have not obtained any copyrights, patents or trademarks. We do not anticipate filing any copyright or trademark applications related to any assets over the next 12 months.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities in the future. As of now there are no required governmental approvals present that we need approval from or any existing government regulation on our business.

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

Holders of Record

As of December 31, 2017, and April 9, 2019, respectively, there were 3 and 3 shareholders of record of the Company’s common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and preferred stock. We do not anticipate paying any cash dividends on our common stock and preferred stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations, and to expand our business. Subject to the rights of holders of preferred stock, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, limitations under Florida law and other factors that our board of directors considers appropriate.

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

Overview

Astika Holdings, Inc. is refocusing and preparing to relaunch the Company through a variety of strategic acquisitions in the textile, service, agricultural, and industrial sectors to complement and capture the next wave of growth companies from Asia and New Zealand.  We were incorporated under the laws of the State of Florida on January 13, 2011.

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues.

The Company did not have any revenue for the years ended December 31, 2017 and 2016.  The lack of revenue was due to a change in the business plans of the Company.

General and Administrative Expenses.

The Company has had nominal operations and only incurred expenses relating to being a public reporting company, and seeking for acquisition and financing, including professional service fees for preparing our SEC reports, transfer agent fees, and consulting fees for merger and acquisition and investment advisory services. General and administrative expenses for the year ended December 31, 2017 were $158,477, as compared to $18,381 for the year ended December 31, 2016.  The significant increase in general and administrative expenses was primarily due to the increase of accounting, legal and consulting fees related to the Company’s SEC reports and consulting expenses associated with the Company’s acquisition and financing activities.

During the year ended December 31, 2017, we had actively worked on the preparation for acquisition and sought for new financing sources.  We engaged a consulting firm to help raising capital for our acquisition, operation, and growth.  For the year ended December 31, 2017, the increase in general and administrative expense were primarily due to the higher expenditure associated with such acquisition and financial activities and additional SEC reports.

In December 2017, the Company issued 1,210,000 shares of its Series B convertible preferred stock and raised total gross proceeds of $508,200.  A total issuing cost of $306,391 was recognized as deduction to equity (Additional Paid-in Capital) and was not included in general and administrative expenses.

Loss on change in fair value of derivative.

During the years ended December 31, 2017 and 2016, $82,872 and $3,122 was recorded as a loss on mark-to-market of the conversion options, respectively. The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model.

Liquidity and Capital Resources

The Company has had only nominal operations and does not have any cash generated from business operations.  We funded our operating expenses by issuing notes to related and unrelated parties and borrowing loans from our related parties. In addition, during the year ended December 31, 2017, we issued convertible preferred stock for gross proceeds of $508,200.  Our plan is to obtain financing from various investors and complete our acquisition project.

We measure our liquidity in a number of ways, including the following:

	As of	As of
	December 31, 2017	December 31, 2016

Cash	$-	$-
Prepaid Expenses	42,101	-
Due from related party	-	45,264
Working Capital (Deficit)	(69,200)	(164,632)
Total Current liabilities	$111,301	$164,632

Net Cash Used in Operating Activities

Net cash used in operating activities was $194,044 for the year ended December 31, 2017, which was an increase of 194,044 from $0 net cash used in operating activities for the year ended December 31, 2016. The increase was primarily due to the increase in operating loss.

We experienced no cash flow from operating activities for the year ended December 31, 2016 due to cash used to fund a net loss of $23,534, adjusted for non-cash expenses related to loss on derivative, and decrease in prepaid expense, as well as the increase in accounts payable for legal and accounting services to being a public reporting company.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for year ended December 31, 2017 and 2016.

Net Cash Provided by Financing Activities

During the year ended December 31, 2017, we paid back $142,779 of earlier loans from our related parties and borrowed new loans of totaling $135,015 from our related parties.  We also issued 1,210,000 shares of Series B convertible preferred stock for net proceeds of $201,808.
Availability of Additional Funds

Based on our working capital deficit as of December 31, 2017, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2017, we have no cash equivalents.

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

Recently Issued Accounting Pronouncements

In January 2017, FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business". The Board is issuing the amendments in this ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments in this ASU affect all reporting entities that must determine whether they have acquired or sold a business.  Public business entities should apply the amendments in this ASU to annual periods beginning after December 15, 2017, including interim periods within those periods. However, early application of the amendments in this ASU if 1) for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or 2) for  transactions  in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in  financials. The Company will evaluate the potential impact of adopting this new standard on its financial statements and related disclosures when the acquisition plan is executed in future.

In May 10, 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. Regardless of whether the change to the terms or conditions of the award requires modification accounting, the existing disclosure requirements and other aspects of GAAP associated with modifications, such as earnings per share, continue to apply. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company is evaluating the potential impact of adopting this new standard on its financial statements and related disclosures and believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In December 2017, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (the “Bulletin”), which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment. estimated, no effect will be recorded. The Company is evaluating the potential impact of adopting this new standard on its financial statements and related disclosures and believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Off Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

Material Commitments

There were no material commitments for the year ended December 31, 2017.

Purchase of Furniture and Equipment

There were no purchases of computers and any other equipment for the year ended December 31, 2017.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Astika Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Astika Holdings Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, changes in stockholders’ deficits and statement of cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astika Holdings Inc. as of December 31, 2017, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations, it has not yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Yu Certified Public Accountant PC

We have served as the Company's auditor since 2019.

New York, New York
April 11, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Astika Holdings, Inc.

We have audited the accompanying balance sheet of Astika Holdings, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astika Holdings, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
July 28, 2017

ASTIKA HOLDINGS, INC.
BALANCE SHEETS

	December 30, 2017	December 30, 2016

ASSETS
Cash	$-	$-
Prepaid expenses	42,101	-
TOTAL ASSETS	$42,101	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$70,282	$63,750
Loan payable and accrued interest	3,519	3,450
Due to related party	37,500	45,264
Convertible note and accrued interest	-	28,821
Derivative liability	-	23,347
Total Current Liabilities	111,301	164,632

Shareholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; 2,090,000 and zero issued and outstanding as of December 31, 2017 and December 31, 2016	2,090	-
Common Stock: 140,000,000 shares authorized; par value $0.001; 29,890,066 and 11,626,857 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	29,890	11,627
Additional paid-in capital less Pref B issuing costs	471,595	126,916
Accumulated deficit	(572,775)	(303,175)
Total Shareholders’ Deficit	(69,200)	(164,632)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$42,101	$-

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For The Years Ended
	December 30, 2017	December 30, 2016

REVENUE
Revenue	$-	$-
TOTAL REVENUE	-	-

OPERATING EXPENSES
General and administrative	158,477	18,381
Total Operating Expenses	158,477	18,381

OPERATING LOSS	(158,477)	(18,381)

OTHER INCOME (EXPENSE)
Interest expense, net	(8,897)	(2,031)
Loss on change in fair value of derivative	(102,226)	(3,122)
Total Other Income (Expense)	(111,123)	(5,153)

NET LOSS	$(269,600)	$(23,534)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,721,721	11,626,857

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2015			11,626,857	$11,627	$126,916	$(279,641)	$(141,098)

Net loss						(23,534)	(23,534)

Balance at December 31, 2016			11,626,857	$11,627	$126,916	$(303,175)	$(164,632)

Shares issued for debt conversion 3/21/17			572,476	572	2,262		2,834
Resolution of derivative liabilities	-	-	-	-	4,278	-	4,278
Shares issued for debt conversion 6/8/17			603,038	603	425		1,028
Resolution of derivative liabilities					23,197		23,197
Shares issued for debt conversion 6/13/17			638,926	639	450		1,089
Resolution of derivative liabilities					6,921		6,921
Shares issued for debt conversion 6/27/17			670,334	670	1,173		1,843
Resolution of derivative liabilities					4,135		4,135
Shares issued for debt conversion 7/18/17			701,519	702	495		1,197
Resolution of derivative liabilities					1,837		1,837
Shares issued for debt conversion 7/24/17			735,903	736	478		1,214
Resolution of derivative liabilities					1,482		1,482
Shares issued for debt conversion 8/3/17			775,636	776	504		1,280
Resolution of derivative liabilities					4,649		4,649
Shares issued for debt conversion 8/18/17			812,860	813	528		1,341
Resolution of derivative liabilities					3,202		3,202
Shares issued for debt conversion 8/25/17			852,841	853	789		1,642
Resolution of derivative liabilities					1,790		1,790
Shares issued for debt conversion 8/31/17			897,810	898	337		1,235
Resolution of derivative liabilities					1,810		1,810
Shares issued for debt conversion 9/13/17			941,854	942	353		1,295
Resolution of derivative liabilities					3,460		3,460
Shares issued for debt conversion 9/20/17			989,403	989	371		1,360
Resolution of derivative liabilities					2,705		2,705
Shares issued for debt conversion 10/3/17			1,038,870	1,039	561		1,600
Resolution of derivative liabilities					2,171		2,171
Shares issued for debt conversion 10/16/17			1,090,032	1,090	589		1,679
Resolution of derivative liabilities					2,243		2,243
Shares issued for debt conversion 10/19/17			1,141,941	1,142	617		1,759
Resolution of derivative liabilities					2,011		2,011
Shares issued for debt conversion 11/6/17			1,201,538	1,202	648		1,850
Resolution of derivative liabilities					4,218		4,218
Shares issued for debt conversion 11/28/17			1,262,260	1,262	2,417		3,679
Resolution of derivative liabilities					2,108		2,108
Shares issued for debt conversion 12/6/17			1,326,373	1,326	2,540		3,866
Resolution of derivative liabilities					3,576		3,576
Pref B Shares issued for Cash 1.210mil @$0.30 & 380K@$0.40 on 12/14/17 less costs	1,590,000	1,590			40,219		41,809
Pref B Shares issued for Services @ FV $0.32 on 12/14/17	500,000	500			159,500		160,000
Shares issued for debt conversion 12/22/17			2,009,595	2,009	3,849		5,858
Resolution of derivative liabilities					7,276		7,276
Retirement of derivative upon final debt conversion					9,527		9,527
Gain/Loss from interest derivative additions					32,978		32,978
Net loss for the year						(269,600)	(269,600)
Balance at December 31, 2017	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(572,775)	$(69,200)

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 30, 2017	December 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(269,600)	$(23,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative	102,227	3,122
Changes in Operating assets & liabilities
(Increase) decrease in prepaid expenses	(42,100)	2,051
Increase (decrease) in accounts payable and accrued expenses	15,429	18,361
Net Cash Used by Operating Activities	(194,044)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payback to related party	(142,779)	-
Due to releted party	135,015	-
Preferred B shares issued for cash	201,808	-
Net cash provided by Financing Activities	194,044	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of derivative to Additional Paid In Capital	$125,574	$-
Common stock issued for convertible debt	37,648	-
Expense paid by related party on behalf of the company	-	23,945
Preferred B shares issued for services	$160,000	$-

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2017

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2- GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit and a working capital deficit at December 31, 2017. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company.  The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  At December 31, 2017 and 2016, the Company has no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share” (ASC 260). Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. The Company had net losses as of December 31, 2017 and 2016, as such, the diluted earnings per share excludes all dilutive potential shares because their effect is anti-dilutive.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2017:
Liabilities:
Derivative financial instruments	$--	$--	$--	$--

December 31, 2016:
Liabilities:
Derivative financial instruments	$--	$--	$23,347	$23,347

Recently Issued Accounting Standards

In January 2017, FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business". The Board is issuing the amendments in this ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments in this ASU affect all reporting entities that must determine whether they have acquired or sold a business.  Public business entities should apply the amendments in this ASU to annual periods beginning after December 15, 2017, including interim periods within those periods. However, early application of the amendments in this ASU if 1) for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or 2) for  transactions  in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in  financials. The Company will evaluate the potential impact of adopting this new standard on its financial statements and related disclosures when the acquisition plan is executed in future.

In May 10, 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. Regardless of whether the change to the terms or conditions of the award requires modification accounting, the existing disclosure requirements and other aspects of GAAP associated with modifications, such as earnings per share, continue to apply. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company is evaluating the potential impact of adopting this new standard on its financial statements and related disclosures and believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In December 2017, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (the “Bulletin”), which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment. estimated, no effect will be recorded. The Company is evaluating the potential impact of adopting this new standard on its financial statements and related disclosures and believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

The balance of the convertible debenture at December 31, 2016 was $24,500.  The amount of accrued interest due at December 31, 2016 was $4,321.  Per the convertible agreement, upon an event of default, interest shall accrue at a default rate of 24% per annum or, if that rate is exorbitant or not permitted by current law, then at the highest rate of interest permitted by law. As of December 31, 2016, the loan was in default.

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

On November 28, 2017, the Company issued 1,262,260 common shares in the conversion of $2,325 principal and $1,354 in interest due to LG Capital Funding. LLC at $0.00292 per share, as calculated per the loan agreement.

On December 6, 2017, the Company issued 1,326,373 common shares in the conversion of $2,435 principal and $1,431 in interest due to LG Capital Funding. LLC at $0.00292 per share, as calculated per the loan agreement.

On December 22, 2017, the Company issued 2,009,595 common shares in the conversion of the remaining $3,665 in principal and $2,193 in interest due to LG Capital Funding. LLC at $0.00292 per share, as calculated per the loan agreement.

The balance of the convertible debenture at December1 31, 2017 and December 31, 2016 was $0 and $24,500, respectively.  The amount of accrued interest due at December 31, 2017 is $0, with $4,321 at December 31, 2016.

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

Between March and December 2017, the holder of the convertible debenture elected to convert all $24,500 in principal of the convertible debenture into 18,263,209 shares of the Company’s common stock. As a result of debt conversions, $96,692 of derivative liability was extinguished through a charge to paid-in capital.

As the convertible debt with the conversion option requiring derivative accounting was fully converted during the year ended December 31, 2017, the Company recorded the retirement of the derivative liability of $9,526 to additional paid-in capital.

During the years ended December 31, 2017 and 2016, $82,872 and $3,122 was recorded as a loss on mark-to-market of the conversion options, respectively.

The following table summarizes the derivative liability included in the balance sheet at December 31, 2017 and December 31, 2016:

Balance, December 31, 2015	$20,225
Loss on change in fair value	3,122
Balance, December 31, 2016	23,347
Reclassification of derivative liability to paid-in capital	(96,691)
Loss on change in fair value	82,871
Extinguishment of liability to equity due to release from ASC 815	(9,526)
Balance, December 31, 2017	$-

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during the year ended December 31, 2017:

	2017	2016
Expected dividends	-%	-%
Expected term (years)	0.12	0.12
Volatility	78% - 235%	52% - 292%
Risk-free rate	0.74% - 1.33%	0.25% - 0.74%

NOTE 6 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,162 due.  Accrued and unpaid interest on the Promissory Note is also due in the amount of $69 for the year ended December 31, 2017, and $188 for the year ended December 31, 2016.  As of December 31, 2017 and December 31, 2016, total outstanding short-term debt is $1,419 and $1,350, respectively.  The note matured on June 15, 2013 and the loan is currently in default.

The songwriter agreement expired on June 15, 2014 and the Company did not renew.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. At December 31, 2017 and December 31, 2016, the total amount owed was $2,100 and $2,100, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $135,015 during the year ended December 31, 2017 and $23,945 during the year ended December 31, 2016.  The Company reimbursed IQ acquisition (NY) in the amount of $142,779 and $0 during the years ended December 31, 2017 and 2016. The balance due to related party as of December 31, 2017 and December 31, 2016 was $15,000, and $45,264, respectively.  The advances are unsecured, payable on demand, and carry no interest.

NOTE 8 – MATERIAL CONTRACTS

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

On June 4, 2015, Artfield Investment RD, Inc. was contracted to provide restructuring consulting services to the Company for $45,000. Consultation fee shall be payable $22,500 in cash at the time of signing (6/4/2015), and the remaining fee of $22,500 to be paid through unrestricted shares.  The entire $45,000 was due upon signing the agreement and was recorded as a liability.  The shares have not been issued as of the date of this filing.

NOTE 9 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001.  At December 31, 2017 and December 31, 2016, the Company had 29,890,066 and 11,626,857 shares of common stock, and 2,090,000 and zero preferred shares, issued and outstanding, respectively.

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

On November 28, 2017, the Company issued 1,262,260 common shares in the conversion of $2,325 principal and $1,354 in interest due to LG Capital Funding. LLC at $0.00292 per share, as calculated per the loan agreement.

On December 6, 2017, the Company issued 1,326,373 common shares in the conversion of $2,435 principal and $1,431 in interest due to LG Capital Funding. LLC at $0.00292 per share, as calculated per the loan agreement.

On December 14, 2017, in accordance with the Company's share subscription agreements with the Series B subscribers, the Company issued 2,090,000 shares of Series B preferred stock to twenty-two (22) individual subscribers for a total cash procced of $569,773. Of the total 2,090,000 shares, 1,210,000 shares were issued at $0.30 per share, 380,000 shares were issued at $0.40 per share, and the remaining 500,000 shares were issued for the services provided by an individual subscriber as compensation.

On December 22, 2017, the Company issued 2,009,595 common shares in the conversion of the remaining $3,665 in principal and $2,193 in interest due to LG Capital Funding. LLC at $0.00291 per share, as calculated per the loan agreement.

NOTE 10 - CONVERTIBLE PREFERRED STOCK

In December 2017, the Company issued 1,210,000 shares of its Series B convertible preferred stock at a price per share of $0.30 for gross proceeds of $363,000 and issued 380,000 shares of its Series B convertible preferred stock at a price per share of $0.40 for gross proceeds of $145,200. The net proceeds, after deducting the issuing cost, from issuing the Series B convertible preferred stock in December 2017 was $201,809. In December 2017, the Company also issued 500,000 shares of its Series B convertible preferred stock to a third party as compensation, totally $160,000, for his consulting services. The Series B shareholders are entitled, at their option, at any time after the issuance of the Series B convertible preferred stock, to convert all or any lesser portion of their shares into the Company’s common stock at a conversion ratio 0.2 and at price of $1.59 per share.

The holders of the Series B convertible preferred stock have the following rights and privileges:

Optional Conversion Rights

Each share of Series B convertible preferred stock is convertible at the option of the holder into 0.2 share of common stock and at price of $1.59 per share. The conversion price per share for the convertible preferred stock shall be adjusted for certain recapitalizations, splits, combinations, common stock dividends or as set forth in the Company’s amended and restated certificate of incorporation. At December 31, 2017, none of the Series B convertible preferred stock has been converted to common stock.

Voting Rights

Each share of convertible preferred stock has 0.2 votes equal to the number of shares of common stock into which it is convertible.

Redemption Rights

There are no redemption rights afforded to the holders of convertible preferred stock. Upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, the convertible preferred stock is contingently redeemable.

The holders of the Series B convertible preferred stock are not entitled to receive dividends and have same liquidation rights that are possessed by the holders of the Company’s common stock.

The Company evaluated whether or not the Series B convertible preferred stock above contained embedded conversion options, which meet the definition of derivatives under ASC Topic 815.  The Company concluded that since the above convertible preferred shares had a fixed conversion rate, the convertible preferred shares were not derivative instruments.

The convertible preferred shares were analyzed to determine if the convertible preferred shares have an embedded beneficial conversion feature (BCF). Based on this analysis, the Company concluded that the effective conversion price was greater than the fair value of the Company’s common stock on the issuance dates and therefore no BCF was recorded.

The Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The total fair value of the convertible preferred stock on the date of issuance, net of issuance costs, was $361,809. As of December 31, 2017, total 2,090,000 shares of Series B convertible preferred stock authorized, issued and outstanding.

NOTE 11 – FOREIGN CURRENCY LOSS

The foreign currency loss of $26,085 arises from the transaction of issuing B Series Preferred Stock. The proceeds were collected in RMB and the payout of the proceed were either in RMB or USD.  In both circumstances, the collection and payout were recorded in USD and the conversion of RMB to USD were in accordance with the foreign exchange rates on the proceed collection date and payout date.  Due to the fluctuation of the foreign exchange rates, the foreign exchange rates on the proceed collection date and the payment date were different. The difference caused that the same amount of RMB were converted to less USD on the payment date than on the collection date due to depreciation of the RMB.

NOTE 12 – INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the year ended	For the year ended
	December 31, 2017	December 31, 2016

Income tax expense (asset) at statutory rate	$(194,744)	$(103,080)
Valuation allowance	194,744	103,080

Income tax expense per books	$-	$-

The net operating loss carry forwards for the year ended December 31, 2017 was ($572,775), and for the year ended December 31, 2016 was ($303,175), and for federal income tax reporting purposes is subject to annual limitations.  The Company’s tax returns for the 3 years prior are subject to IRS inspection.  The net federal operating loss carry forward will expire in 2037.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 13 – SUBSEQUENT EVENTS

On February 8, 2018, the Company entered into an Exclusivity Agreement and Non-Binding Letter of Intent ("LOI") to purchase 100% of a Chinese textile and home furnishings company, Jiangsu Ziyang Holiday Bedroom Articles Co. Ltd., (the "Acquisition"), and the parties intended to complete the purchase no later than July 31, 2018.  To date, no definitive purchase agreement has been executed.

The Company intended to engage a registered investment dealer in the United States, Asia and Canada to raise sufficient capital to accomplish the purchase of the Acquisition and furnish working capital for the Company's growth.  However, the Company was not able to meet such capital raise target before the deadline under the LOI, and postponed the acquisition. The Company is still actively seeking financing resources for the acquisition but there can be no assurance that the acquisition will occur.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2017 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

●	Limited or no segregation of duties and lack of multiple levels of supervision and review.

●	No independent directors.

●	Ineffective controls over financial reporting.

●	Lack of controls over authorization related party transactions.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of April 15, 2019, are as follows:

Name	Age	Principal Positions With Us

Mark W. Richards	56	President, Treasurer and Director

Ralph Willmott	62	Secretary and Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in public reporting companies, if any:

Set forth below is the biographical information about the director and executive officers:

Mark W. Richards - President, Treasurer and Director

Mark W. Richards has served as President, Treasurer and Director of the Company since December, 2013.  Mr. Richards is a New Zealand Registered Chartered Accountant in Public Practice and has practiced in such capacity since July 31, 1991. His history of chartered accountancy begins at Cox Arcus & Co., July 1991 to July 2001, Symmetry Accounting Limited, July 2001 to March 2009, Cleaver Richards Limited, March 2009 to February 2011, and Causeway Accounting Limited, since March 2011.In January 2008, Mr. Richards began acting for JDC Group of Nantong. On March 1, 2011, Mr. Richards formed IQ Acquisition (NY) Ltd., a consulting firm based practice in Auckland, New Zealand, to attend to the strategic management of clients and their businesses and assisting clients from overseas business ventures with the management of both the businesses and taxation structures to meet the requirements within New Zealand, the United States of America, Australia, Hong Kong, China, Thailand, Brunei, and the United Kingdom.  Mr. Richards is a director for over 40 privately held companies and provides management and consulting services to assist with the growth and financial requirements of those companies. In January 2008, Mr. Richards began acting for JDC Group of Nantong an entity responsible for the exportation of commodities for sale in China.  Since November 2006, Mr. Richards has acted as a consultant for Chemsafe Group to assist in the development and strategic roll- out of SCR based products in New Zealand, Australia and Asia.  Mr. Richards is also the director for Tribeca Homes, a property development advisory business in New Zealand. During February 2010, he assisted in development of GSBI Thailand marketing of Own Brand Products in Supermarkets, a strategic brand marketing company in Thailand, to provide advice on brands to large corporations in Thailand. Mr. Richards has also acted as a consultant assisting companies in oil recovery, transportation, vehicle sales, product design and marketing, and fashion industries.  We believe that Mr. Richard’s qualifications and his extensive business experience provide a unique perspective for our board.

Ralph Willmott - Secretary and Director

Mr. Willmott has served as a Director and as Secretary of the Company since December 2013.  Mr. Willmott has a wide range of knowledge having experience with some major corporations earlier in his career, including Raab Karcher, the German manufacturer of construction products, Europe’s leading holiday complexes, Center Parcs and the Italian engineering manufacture Cefla. He is also an experienced businessman, over the past fifteen years, he has gained considerable knowledge of doing business in Asia and has been involved with numerous companies in China covering imports into China and exports from China, including construction products, joinery products, textiles and clothing, foodstuffs, and industrial chemicals.  Having spent considerable periods of time in China, it is considered that the experience and contacts that Mr. Willmott brings with him are of great value to our company.

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

Board Composition and Committees

The Company’s Board of Directors is currently composed of two members, Mark W. Richards and Ralph Willmott.

We do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have an “audit committee financial expert” on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

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

Reason for Selection to Board of Directors

Our directors were appointed as a result of their business experience.

Conflicts of Interest

We believe that none of our directors, executive officers, or control persons will be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

Compensation

We presently do not pay our officers/director any salary or consulting fee. We do not anticipate paying compensation to officers/directors until our Company can generate sufficient cash flows on a regular basis.

We do not have any employment agreements with our officers/director.  We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.

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

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.  We have not paid any executive compensation in the form of base salary to our management during the period January 13, 2011, our inception, through December 31, 2017.

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

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives.  In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation.  We have not issued any long-term equity compensation to our management during the period January 13, 2011, our inception, through December 31, 2017.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers for the years ended December 31, 2017 and 2016 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Mark W. Richards	CEO	2017	-	-	-	-	-	-	-
		2016
Ralph Willmott	Sec.	2017	-	-	-	-	-	-	-
		2016	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors during the period from January 13, 2011 (inception) to December 3, 2017 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mark W. Richards	2017	-	-	-	-	-	-	-
	2016
Ralph Willmott	2017	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-

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

Pension Benefits

No named executive officers received or held pension benefits during the period from January 13, 2011 (inception) to December 31, 2017.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from January 13, 2011 (inception) to December 31, 2017.

Grants of Plan-Based Awards

During the period from January 13, 2011 (inception) to December 31, 2017, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2017 and December 31, 2016.  No equity awards were made during the year ended December 31, 2017 and the year ended December 31, 2016.

Option Exercises and Stock Vested

During the period from January 13, 2011 (inception) to December 31, 2017, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the period from January 13, 2011 (inception) to December 31, 2017, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 11, 2019 for:

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

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership through the exercise of any stock option, warrant or other right within 60 days of April 11, 2019.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Mark W. Richards	8,160,000	27.30%

Ralph Willmott	0	0

IQ Acquisition (NY) Ltd. (1)	8,160,000	27.30%

All directors and executive officers as a group (3 persons)	8,160,000	27.30%

* Mr. Richards owns IQ Acquisition (NY), Ltd., which is the record owner of 8,160,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, paid expenses on behalf of the Company in the amount of $135,015 during the year ended December 31, 2017, and $23,945 during the year ended December 31, 2016. The balance due to related party as of December 31, 2017 and December 31, 2016 was $37,500 and $45,264, respectively. The advances are payable on demand and carry no interest.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2017 and the year ended December 31, 2016.

	Year Ended December 31, 2017	Year Ended December 31, 2016

Audit Fees	$20,000	$14,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$20,000	$14,000

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Amended Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

31.1	302 Certification - Mark W. Richards

32.1	906 Certification - Mark W. Richards

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

101 LAB	XBRL Labels Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

*  Included as an Exhibit to our Registration Statement on Form S-1 filed on June 14, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2019.

ASTIKA HOLDINGS, INC.

By:  /s/ Mark W. Richards
Mark W. Richards
CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Richards Mark W. Richards	President, Chief Executive Officer, (Principal Executive Officer), Treasurer (Principal Financial and Accounting Officer), Chairman	April 15, 2019

/s/ Ralph Willmott Ralph Willmott	Secretary and Director	April 15, 2019