Form 10-K/A
period 2017-12-31
ASTIKA HOLDINGS INC.
filed 2019-04-23
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Astika Holdings, Inc. (the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “Commission”) on April 15, 2019 (the “Original Form 10-K”) to correct some typographical errors.

For the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Original Form 10-K. This report on Form 10- K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring subsequent to the date of the Original Form 10-K.

Item Amended by this Filing:

•	Part I, Item 8- Financial Statements and Supplementary Data

Dates of the Company's Balance Sheets, Statement of Operations, and Statement of Cash Flows from December 30, 2017 to December 31, 2017

•	Part II, Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and Administrative Expenses.

Loss on change in fair value of derivative.

Liquidity and Capital Resources

The Original Form 10-K is otherwise unchanged.

We have also updated the signature page, and the certifications of our Principal Executive Officer and Principal Financial Officer in Exhibits 31 and 32.

Astika Holdings, Inc.

FORM 10-K
For The Fiscal Year Ended December 31, 2017

Explanatory Note

In this Annual Report on Form 10-K, Astika Holdings, Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business.

Our Company

Astika Holdings, Inc. (the “Company”, “we”, “our”, “us” or “registrant”) is refocusing and preparing to relaunch the Company through one or more strategic acquisitions in the textile, service, agricultural and industrial sectors in Asia and New Zealand.  We were incorporated under the laws of the State of Florida on January 13, 2011.  On September 26, 2014, the Company dissolved its subsidiary Astika Music Entertainment, Inc.  The dissolution was in response to the change in the nature of business operations. For the year ended December 31, 2017, we generated $0 revenues and had a net loss of $269,600.

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

In December 2017, the Company issued 1,210,000 shares of its Series B convertible preferred stock and raised total gross proceeds of $515,000.  A total issuing cost of $306,391 was recognized as deduction to equity (Additional Paid-in Capital) and was not included in general and administrative expenses.

Loss on change in fair value of derivative.

During the years ended December 31, 2017 and 2016, $102,226 and $3,122 was recorded as a loss on mark-to-market of the conversion options, respectively. The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model.

Liquidity and Capital Resources

The Company has had only nominal operations and does not have any cash generated from business operations.  We funded our operating expenses by issuing notes to related and unrelated parties and borrowing loans from our related parties. In addition, during the year ended December 31, 2017, we issued convertible preferred stock for gross proceeds of $515,000.  Our plan is to obtain financing from various investors and complete our acquisition project.

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

/s/  MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
July 28, 2017

ASTIKA HOLDINGS, INC.
BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Cash	$-	$-
Prepaid expenses	42,101	-
TOTAL ASSETS	$42,101	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$70,282	$63,750
Loan payable and accrued interest	3,519	3,450
Due to related party	37,500	45,264
Convertible note and accrued interest	-	28,821
Derivative liability	-	23,347
Total Current Liabilities	111,301	164,632

Shareholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; 2,090,000 and zero issued and outstanding as of December 31, 2017 and December 31, 2016	2,090	-
Common Stock: 140,000,000 shares authorized; par value $0.001; 29,890,066 and 11,626,857 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	29,890	11,627
Additional paid-in capital less Pref B issuing costs	471,595	126,916
Accumulated deficit	(572,775)	(303,175)
Total Shareholders’ Deficit	(69,200)	(164,632)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$42,101	$-

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31, 2017	December 31, 2016

REVENUE
Revenue	$-	$-
TOTAL REVENUE	-	-

OPERATING EXPENSES
General and administrative	158,477	18,381
Total Operating Expenses	158,477	18,381

OPERATING LOSS	(158,477)	(18,381)

OTHER INCOME (EXPENSE)
Interest expense, net	(8,897)	(2,031)
Loss on change in fair value of derivative	(102,226)	(3,122)
Total Other Income (Expense)	(111,123)	(5,153)

NET LOSS	$(269,600)	$(23,534)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,721,721	11,626,857

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

ASTIKA HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(269,600)	$(23,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative	102,227	3,122
Changes in Operating assets & liabilities
(Increase) decrease in prepaid expenses	(42,100)	2,051
Increase (decrease) in accounts payable and accrued expenses	15,429	18,361
Net Cash Used by Operating Activities	(194,044)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payback to related party	(142,779)	-
Due to releted party	135,015	-
Preferred B shares issued for cash	201,808	-
Net cash provided by Financing Activities	194,044	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of derivative to Additional Paid In Capital	$125,574	$-
Common stock issued for convertible debt	37,648	-
Expense paid by related party on behalf of the company	-	23,945
Preferred B shares issued for services	$160,000	$-

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

*  Included as an Exhibit to our Registration Statement on Form S-1 filed on June 14, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of April, 2019.

ASTIKA HOLDINGS, INC.

By:  /s/ Mark W. Richards
Mark W. Richards
CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Richards Mark W. Richards	President, Chief Executive Officer, (Principal Executive Officer), Treasurer (Principal Financial and Accounting Officer), Chairman	April 23, 2019

/s/ Ralph Willmott Ralph Willmott	Secretary and Director	April 23, 2019