Form 10-Q
period 2018-03-31
ASTIKA HOLDINGS INC.
filed 2019-05-09
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

The number of shares outstanding of the issuer's common stock, as of May 9, 2019 was 29,890,066.

ASTIKA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTIKA HOLDINGS, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	December 31, 2017

ASSETS
Prepaid expenses	$-	$42,101
TOTAL ASSETS	$-	$42,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$71,491	$70,282
Loan payable and accrued interest	3,536	3,519
Due to related party	5,807	37,500
Total Current Liabilities	80,834	111,301

Stockholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; 2,090,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	2,090	2,090
Common Stock: 140,000,000 shares authorized; par value $0.001; 29,890,066 shares issued and outstanding at March 31, 2018 and December 31, 2017	29,890	29,890
Additional paid-in capital less Pref B issuing costs	471,595	471,595
Accumulated deficit	(584,409)	(572,775)
Total Stockholders’ Deficit	(80,834)	(69,200)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$42,101

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

REVENUE
Revenue	$-	$-
TOTAL REVENUE	-	-

OPERATING EXPENSES
General and administrative	11,617	17,300
Total Operating Expenses	11,617	17,300

OPERATING LOSS	(11,617)	(17,300)

OTHER INCOME (EXPENSE)
Interest expense, net	(17)	(496)
Loss on change in fair value of derivative	-	(11,572)
Total Other Income (Expense)	(17)	(12,068)

NET LOSS	$(11,634)	$(29,368)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	29,890,066	11,696,826

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,634)	$(29,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative	-	11,572
Changes in operating assets & liabilities:
(Increase) decrease in prepaid expenses	42,101	-
Increase (decrease) in accounts payable and accrued expenses	1,226	17,796
Net Cash Used by Operating Activities	31,693	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payback to related party	(42,101)	-
Due to related party	10,408	-
Net cash provided by Financing Activities	(31,693)	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of derivative to Additional Paid In Capital	$-	$4,278
Common stock issued for convertible debt	$-	$2,834
Expense paid by related party on behalf of the company	$-	$20,800

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Astika Holdings, Inc. (the “Company”, “we”, “us”, “our”), Astika Holdings, Inc., a Florida corporation, is refocusing and preparing to relaunch the Company through a variety of strategic acquisitions in the textile, service, and industrial sectors to complement and capture the next wave of growth companies from Asia and New Zealand.

NOTE 2- GOING CONCERN ANALYSIS AND MANAGEMENT PLANS

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit and no cash flows from operating activities at March 31, 2018. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying financial statements should be read in conjunction with the December 31, 2017 financial statements that were filed in our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

Basic and diluted loss per share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share” (ASC 260). Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock  outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares of common stock  outstanding during the period. The Company had net losses as of March 31, 2018 and 2017, as such, the diluted earnings per share excludes all dilutive potential shares because their effect is anti-dilutive.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements will have a material effect on the accompanying financial statements.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 5 - CONVERTIBLE NOTE PAYABLE

In October 2014, the Company issued an 8.0% convertible debenture for $31,500 in cash.  The convertible debenture accrued interest at 8.0% per annum, was unsecured, due in one year from the date of issuance and was convertible into shares of the Company’s common stock after 180 days at the option of the holder at a rate equal to 55% of the lowest trading price of the Company’s common stock out of the last 20 trading trades including the date of conversion.

On March 21, 2017, the Company issued 572,476 shares of common stock in the conversion of $2,000 principal and $834 in interest due to LG Capital Funding. LLC at $0.00495 per share, as calculated per the loan agreement.

On June 8, 2017, the Company issued 603,038 shares of common stock in the conversion of $700 principal and $328 in interest due to LG Capital Funding, LLC at $0.00171 per share, as calculated per the loan agreement.

On June 13, 2017, the Company issued 638,926 shares of common stock in the conversion of $740 principal and $350 in interest due to LG Capital Funding, LLC at $0.00171 per share, as calculated per the loan agreement.

On June 27, 2017, the Company issued 670,334 shares of common stock in the conversion of $1,245 principal and $598 in interest due to LG Capital Funding, LLC at $0.00275 per share, as calculated per the loan agreement.

On July 18, 2017, the Company issued 701,519 shares of common stock in the conversion of $800 principal and $396 in interest due to LG Capital Funding, LLC at $0.00171 per share, as calculated per the loan agreement.

On July 24, 2017, the Company issued 735,903 shares of common stock in the conversion of $810 principal and $404 in interest due to LG Capital Funding, LLC at $0.00165 per share, as calculated per the loan agreement.

On August 3, 2017, the Company issued 775,636 shares of common stock in the conversion of $850 principal and $430 in interest due to LG Capital Funding, LLC at $0.00165 per share, as calculated per the loan agreement.

On August 18, 2017, the Company issued 812,860 shares of common stock in the conversion of $885 principal and $456 in interest due to LG Capital Funding, LLC at $0.00165 per share, as calculated per the loan agreement.

On August 25, 2017, the Company issued 852,841 shares of common stock in the conversion of $1,080 principal and $562 in interest due to LG Capital Funding, LLC at $0.00193 per share, as calculated per the loan agreement.

On August 31, 2017, the Company issued 897,810 shares of common stock in the conversion of $810 principal and $424 in interest due to LG Capital Funding, LLC at $0.00138 per share, as calculated per the loan agreement.

On September 13, 2017, the Company issued 941,854 shares of common stock in the conversion of $845 principal and $450 in interest due to LG Capital Funding, LLC at $0.00138 per share, as calculated per the loan agreement.

On September 20, 2017, the Company issued 989,403 shares of common stock in the conversion of $885 principal and $475 in interest due to LG Capital Funding, LLC at $0.00138 per share, as calculated per the loan agreement.

On October 3, 2017, the Company issued 1,038,870 shares of common stock in the conversion of $1,035 principal and $565 in interest due to LG Capital Funding, LLC at $0.00154 per share, as calculated per the loan agreement.

On October 16, 2017, the Company issued 1,090,032 shares of common stock in the conversion of $1,080 principal and $599 in interest due to LG Capital Funding, LLC at $0.00154 per share, as calculated per the loan agreement.

On October 19, 2017, the Company issued 1,141,941 shares of common stock in the conversion of $1,130 principal and $629 in interest due to LG Capital Funding, LLC at $0.00154 per share, as calculated per the loan agreement.

On November 6, 2017, the Company issued 1,201,538 shares of common stock in the conversion of $1,180 principal and $670 in interest due to LG Capital Funding. LLC at $0.00154 per share, as calculated per the loan agreement.

On November 28, 2017, the Company issued 1,262,260 shares of common stock in the conversion of $2,325 principal and $1,354 in interest due to LG Capital Funding. LLC at $0.00292 per share, as calculated per the loan agreement.

On December 6, 2017, the Company issued 1,326,373 shares of common stock in the conversion of $2,435 principal and $1,431 in interest due to LG Capital Funding. LLC at $0.00292 per share, as calculated per the loan agreement.

On December 22, 2017, the Company issued 2,009,595 shares of common stock in the conversion of the remaining $3,665 in principal and $2,193 in interest due to LG Capital Funding. LLC at $0.00292 per share, as calculated per the loan agreement.

As of December 31, 2017, the convertible debenture was fully converted to shares of the Company’s common stock and the balance of the convertible debenture was reduced to $0.

NOTE 6 - DERIVATIVE LIABILITY

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

During the three months ended March 31, 2018 and 2017, $0 and $3,122 was recorded as a loss on mark-to-market of the conversion options, respectively.

As the convertible debt with the conversion option requiring derivative accounting was fully converted during the year ended December 31, 2017, the Company recorded the retirement of the derivative liability of $9,526 to additional paid-in capital. As a result, the balance of the convertible debt was reduced to $0 at December 31, 2017.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during the three months ended March 31, 2017:

Expected dividends	-%
Expected term (years)	0.12
Volatility	273%
Risk-free rate	0.74% - 0.76%

NOTE 7 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,162 due. Accrued and unpaid interest on the Promissory Note is also due in the amount of $17 for the three-month period ended March 31, 2018, and $17 for the three-month period ended March 31, 2017.  As of March 31, 2018 and December 31, 2017, total outstanding short-term debt was $1,435 and $1,418, respectively.  The note matured on June 15, 2013 and the loan is currently in default.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. At March 31, 2018 and December 31, 2017, the total amount owed was $2,100 and $2,100, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $10,408 and $20,800 during the three-months ended March 31, 2018 and 2017, respectively.  The Company reimbursed IQ acquisition (NY) in the amount of $42,101 and $0 during the three months ended March 31, 2018 and 2017, respectively. The balance due to related party as of March 31, 2018 and December 31, 2017 was $5,807 and $66,064, respectively. The advances are unsecured, payable on demand, and carry no interest.

NOTE 9 - MATERIAL CONTRACTS

On June 15, 2012, the Company entered into a songwriter agreement with Eugene Gant, a songwriter, which provides for Mr. Gant’s employment as a staff writer on an exclusive basis to write musical compositions as works for hire for a period of two years from the date of the agreement. This agreement expired on June 15, 2014. The exclusive songwriter agreement with Eugene B. Settler dated June 16, 2012, provides for Mr. Settler’s employment as a staff writer on an exclusive basis to write musical compositions as works for hire for a period of five years from the date of the agreement. This agreement expired on June 16, 2017. During Mr. Gant’s and Mr. Settler’s tenure as songwriters for the Company, the copyrights on their entire work product will belong to the Company, in exchange for our assistance in exploiting and marketing these compositions and the payment of a writer’s fee to them ranging from 10% to 50% of the net amounts that we collect on these musical compositions. The Company is entitled to the royalties for a period of 50 years from the date of the creation of any work for hire pursuant to such agreements. After the expiration of such 50-year period, the copyright on a musical composition reverts to the songwriter or his heirs or assigns.

NOTE 10 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001.  At March 31, 2018 and December 31, 2017, the Company had 29,890,066 and 29,890,066 shares of common stock, and 2,090,000 and 2,090,000 preferred shares, issued and outstanding, respectively.

On March 21, 2017, the Company issued 572,476 shares of common stock in the conversion of $2,000 principal and $834 in interest due to LG Capital Funding, LLC at $0.00495 per share, as calculated per the loan agreement.

On June 8, 2017, the Company issued 603,038 shares of common stock in the conversion of $700 principal and $328 in interest due to LG Capital Funding, LLC at $0.00171 per share, as calculated per the loan agreement.

On June 13, 2017, the Company issued 638,926 shares of common stock in the conversion of $740 principal and $350 in interest due to LG Capital Funding, LLC at $0.00171 per share, as calculated per the loan agreement.

On June 27, 2017, the Company issued 670,334 shares of common stock in the conversion of $1,245 principal and $598 in interest due to LG Capital Funding, LLC at $0.00275 per share, as calculated per the loan agreement.

On July 18, 2017, the Company issued 701,519 shares of common stock in the conversion of $800 principal and $396 in interest due to LG Capital Funding, LLC at $0.00171 per share, as calculated per the loan agreement.

On July 24, 2017, the Company issued 735,903 shares of common stock in the conversion of $810 principal and $404 in interest due to LG Capital Funding, LLC at $0.00165 per share, as calculated per the loan agreement.

On August 3, 2017, the Company issued 775,636 shares of common stock in the conversion of $850 principal and $430 in interest due to LG Capital Funding, LLC at $0.00165 per share, as calculated per the loan agreement.

On August 18, 2017, the Company issued 812,860 shares of common stock in the conversion of $885 principal and $456 in interest due to LG Capital Funding, LLC at $0.00165 per share, as calculated per the loan agreement.

On August 25, 2017, the Company issued 852,841 shares of common stock in the conversion of $1,080 principal and $562 in interest due to LG Capital Funding, LLC at $0.00193 per share, as calculated per the loan agreement.

On August 31, 2017, the Company issued 897,810 shares of common stock in the conversion of $810 principal and $424 in interest due to LG Capital Funding, LLC at $0.00138 per share, as calculated per the loan agreement.

On September 13, 2017, the Company issued 941,854 shares of common stock in the conversion of $845 principal and $450 in interest due to LG Capital Funding, LLC at $0.00138 per share, as calculated per the loan agreement.

On September 20, 2017, the Company issued 989,403 shares of common stock in the conversion of $885 principal and $475 in interest due to LG Capital Funding, LLC at $0.00138 per share, as calculated per the loan agreement.

On October 3, 2017, the Company issued 1,038,870 shares of common stock in the conversion of $1,035 principal and $565 in interest due to LG Capital Funding, LLC at $0.00154 per share, as calculated per the loan agreement.

On October 16, 2017, the Company issued 1,090,032 shares of common stock in the conversion of $1,080 principal and $599 in interest due to LG Capital Funding, LLC at $0.00154 per share, as calculated per the loan agreement.

On October 19, 2017, the Company issued 1,141,941 shares of common stock in the conversion of $1,130 principal and $629 in interest due to LG Capital Funding, LLC at $0.00154 per share, as calculated per the loan agreement.

On November 6, 2017, the Company issued 1,201,538 shares of common stock in the conversion of $1,180 principal and $670 in interest due to LG Capital Funding. LLC at $0.00154 per share, as calculated per the loan agreement.

On November 28, 2017, the Company issued 1,262,260 shares of common stock in the conversion of $2,325 principal and $1,354 in interest due to LG Capital Funding. LLC at $0.00292 per share, as calculated per the loan agreement.

On December 6, 2017, the Company issued 1,326,373 shares of common stock in the conversion of $2,435 principal and $1,431 in interest due to LG Capital Funding. LLC at $0.00292 per share, as calculated per the loan agreement.

On December 14, 2017, in accordance with the Company's share subscription agreements with the Series B subscribers, the Company issued 2,090,000 shares of Series B preferred stock to twenty-two (22) individual subscribers for a total cash procced of $515,000. Of the total 2,090,000 shares, 1,210,000 shares were issued at $0.30 per share, 380,000 shares were issued at $0.40 per share, and the remaining 500,000 shares were issued for the services provided by an individual subscriber as compensation.

On December 22, 2017, the Company issued 2,009,595 shares of common stock in the conversion of the remaining $3,665 in principal and $2,193 in interest due to LG Capital Funding. LLC at $0.00291 per share, as calculated per the loan agreement.

NOTE 11 - CONVERTIBLE PREFERRED STOCK

In December 2017, the Company issued 1,210,000 shares of its Series B convertible preferred stock at a price per share of $0.30 for gross proceeds of $363,000 and issued 380,000 shares of its Series B convertible preferred stock at a price per share of $0.40 for gross proceeds of $152,000.  In December 2017, the Company also issued 500,000 shares of its Series B convertible preferred stock to a third party as compensation, totally $160,000, for his consulting services. The Series B shareholders are entitled, at their option, at any time after the issuance of the Series B convertible preferred stock, to convert all or any lesser portion of their shares into the Company’s common stock at a conversion ratio 0.2 and at price of $1.59 per share.

The holders of the Series B convertible preferred stock have the following rights and privileges:

Optional Conversion Rights

Each share of Series B convertible preferred stock is convertible at the option of the holder into 0.2 share of common stock and at price of $1.59 per share. The conversion price per share for the convertible preferred stock shall be adjusted for certain recapitalizations, splits, combinations, common stock dividends or as set forth in the Company’s amended and restated certificate of incorporation. As of March 31, 2018, none of the Series B convertible preferred stock has been converted to common stock.

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

The Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The total fair value of the convertible preferred stock on the date of issuance and as of March 31, 2018 was $201,809. As of March 31, 2018, total 2,090,000 shares of Series B convertible preferred stock authorized, issued and outstanding.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements.

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

Overview

Astika Holdings, Inc. was incorporated under the laws of the State of Florida on January 13, 2011. We are refocusing and preparing to relaunch the Company through a variety of strategic acquisitions in the textile, service, agricultural, and industrial sectors to complement and capture the next wave of growth companies from Asia and New Zealand.

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues

The Company’s revenues were $0 for the three-month period ended March 31, 2018 and March 31, 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 were $11,617 as compared to $17,300 for the three months ended March 31, 2017 general and administrative expenses. The decreased in general and administrative expenses was primarily due to the decrease of consulting fees associated with the Company’s acquisition and financing activities.

Liquidity and Capital Resources

The Company has had only nominal operations and does not have any cash generated from business operations. We funded our operating expenses by issuing notes to related and unrelated parties and borrowing loans from our related parties. During the year ended December 31, 2017, we also issued convertible preferred stock for gross proceeds of $515,000. Our plan is to obtain financing from various investors and complete our acquisition project.

As of March 31, 2018 and December 31, 2017, we had working capital deficits of $80,834 and $111,301, respectively.

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

Net Cash Used in Operating Activities

Net cash provided by operating activities was $31,693 for the three months ended March 31, 2018 due to the decrease in prepaid expense of $42,101. Net cash used in operating activities was $0 for the three months ended March 31, 2017.

Net Cash Used in Investing Activities

The net cash used in investing activities during the three months ended March 31, 2018 and 2017 was $0.

Net Cash Provided by Financing Activities

Net cash used in financing activities during the three months ended March 31, 2018 was $31,693 due to payback of a related party’s loan in the amount of $42,101. Net cash provided by financing activities during the three months ended March 31, 2017 was $0.

Availability of Additional Funds

Based on our working capital deficit as of March 31, 2018 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through December 2018.

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

Material Commitments

There was no material commitment during the three months ended March 31, 2018 except as disclosed in note 8.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements will have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2018.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

▪
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

▪	Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	302 Certification - Mark W. Richards

32.1	906 Certification - Mark W. Richards

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*  The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTIKA HOLDINGS, INC.

DATE:  May 9, 2019

By:	/s/ Mark W. Richards
Mark W. Richards
President, Chief Executive Officer,
(Principal Executive Officer), Treasurer
(Principal Financial and Accounting Officer), Chairman