Form 10-Q
period 2018-09-30
ASTIKA HOLDINGS INC.
filed 2019-05-09
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

ASTIKA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTIKA HOLDINGS, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017

ASSETS
Prepaid expenses	$-	$42,101
TOTAL ASSETS	$-	$42,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$86,824	$70,282
Loan payable and accrued interest	3,572	3,519
Due to related party	5,807	37,500
Total Current Liabilities	96,203	111,301

Stockholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; 2,090,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	2,090	2,090
Common Stock: 140,000,000 shares authorized; par value $0.001; 29,890,066 shares issued and outstanding at September 30, 2018 and December 31, 2017	29,890	29,890
Additional paid-in capital less Pref B issuing costs	471,595	471,595
Accumulated deficit	(599,778)	(572,775)
Total Stockholders’ Deficit	(96,203)	(69,200)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$42,101

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUE
Revenue	$-	$-	$-	$-
TOTAL REVENUE	-	-	-	-

OPERATING EXPENSES
General and administrative	7,667	28,865	26,950	91,330
Total Operating Expenses	7,667	28,865	26,950	91,330

OPERATING LOSS	(7,667)	(28,865)	(26,950)	(91,330)

OTHER INCOME (EXPENSE)
Interest expense, net	(18)	(276)	(53)	(1,231)
Loss on change in fair value of derivative	-	(13,158)	-	(57,889)
Total Other Income (Expense)	(18)	(13,434)	(53)	(59,120)

NET LOSS	$(7,685)	$(42,299)	$(27,003)	$(150,450)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	29,890,066	17,069,714	29,890,066	13,777,726

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,003)	$(150,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative	-	57,889
Changes in Operating assets & liabilities:
(Increase) decrease in prepaid expenses	42,101	-
Increase (decrease) in accounts payable and accrued expenses	16,595	92,561
Net Cash Used by Operating Activities	31,693	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payback to related party	(42,101)	-
Due to related party	10,408	-
Net cash provided by Financing Activities	(31,693)	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of derivative to Additional Paid In Capital	$-	$59,465
Common stock issued for convertible debt	$-	$17,357
Expense paid by related party on behalf of the company	$-	$97,515

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

NOTE 2- GOING CONCERN ANALYSIS AND MANAGEMENT PLANS

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit and no cash flows from operating activities at September 30, 2018. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying financial statements should be read in conjunction with the December 31, 2017 financial statements that were filed in our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The operating results for interim periods are not necessarily indicative of results that may be expected for the year ended December 31, 2018.

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

Basic and diluted loss per share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share” (ASC 260). Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares of common stock outstanding during the period. The Company had net losses as of September 30, 2018 and 2017, as such, the diluted earnings per share excludes all dilutive potential shares because their effect is anti-dilutive.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

During the nine months ended September 30, 2018 and 2017, $0 and $ 57,889 was recorded as a loss on mark-to-market of the conversion options, respectively.

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

NOTE 7 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,162 due. Accrued and unpaid interest on the Promissory Note is also due in the amount of $53 for the nine-months ended September 30, 2018, and $51 for the nine-months ended September 30, 2017.  As of September 30, 2018 and December 31, 2017, total outstanding short-term debt was $1,471 and $1,418, respectively.  The note matured on June 15, 2013 and the loan is currently in default.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. As of September 30, 2018 and December 31, 2017, the total amount owed was $2,100 and $2,100, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $10,408 and $97,515 during the nine months ended September 30, 2018 and 2017, respectively.  The Company reimbursed IQ acquisition (NY) in the amount of $42,101 and $0 during the nine months ended September 30, 2018 and 2017, respectively. The balance due to related party as of September 30, 2018 and December 31, 2017 was $5,807 and $142,779, respectively. The advances are unsecured, payable on demand, and carry no interest.

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

NOTE 10 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001.  As of September 30, 2018 and December 31, 2017, the Company had 29,890,066 shares of common stock, and 2,090,000 preferred shares, issued and outstanding, respectively.

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

The holders of the Series B convertible preferred stock have the following rights and privileges:

Optional Conversion Rights

Each share of Series B convertible preferred stock is convertible at the option of the holder into 0.2 share of common stock and at price of $1.59 per share. The conversion price per share for the convertible preferred stock shall be adjusted for certain recapitalizations, splits, combinations, common stock dividends or as set forth in the Company’s amended and restated certificate of incorporation. As of September 30, 2018, none of the Series B convertible preferred stock has been converted to common stock.

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

The Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The total fair value of the convertible preferred stock on the date of issuance and as of September 30, 2018 was $201,809. As of September 30, 2018, total 2,090,000 shares of Series B convertible preferred stock authorized, issued and outstanding.

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

Results of Operations for the Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017

Revenues

The Company’s revenues were $0 for the three-month and nine-month periods ended September 30, 2018 and September 30, 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 were $7,667 as compared to $28,865 for the three months ended September 30, 2017, and $26,950 for the nine months ended September 30, 2018 as compared to $91,330 for the nine months ended September 30, 2017. General and administrative expenses decreased due to the lower consulting fees related to the Company’s acquisition and financing activities.

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

 As of September 30, 2018 and December 31, 2017, we had working capital deficits of $96,203 and $111,301, respectively.

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

Net Cash Used in Operating Activities

Net cash provided by operating activities was $31,693 for the nine months ended September 30, 2018 due to the decrease in prepaid expense of $42,101. Net cash used in operating activities was $0 for the nine months ended September 30, 2017.

Net Cash Used in Investing Activities

The net cash used in investing activities during the nine months ended September 30, 2018 and 2017 was $0.

Net Cash Provided by Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2018 was $31,693 due to payback of a related party’s loan in the amount of $42,101. Net cash provided by financing activities during the nine months ended September 30, 2017 was $0.

Availability of Additional Funds

Based on our working capital deficit as of September 30, 2018 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through December 2018.

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

Material Commitments

There were no material commitments during the nine months ended September 30, 2018.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements.

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