Form 10-K
period 2018-12-31
ASTIKA HOLDINGS INC.
filed 2019-05-10
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon close sale price of such shares as reported on the OTC Marketplace), was $651,907.98

The number of shares outstanding of the issuer's common stock, as of May 10, 2019 was 29,890,066.

Astika Holdings, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2018

PART I

Item 1. Business.

Our Company

Astika Holdings, Inc. (the “Company”, “we”, “our”, “us” or “registrant”) is refocusing and preparing to relaunch the Company through one or more strategic acquisitions in the textile, service, agricultural and industrial sectors in Asia and New Zealand.  We were incorporated under the laws of the State of Florida on January 13, 2011.  On September 26, 2014, the Company dissolved its subsidiary Astika Music Entertainment, Inc.  The dissolution was in response to the change in the nature of business operations. For the year ended December 31, 2018, we generated $0 revenues and had a net loss of $55,450.

Our principal executive offices are located at Level 1, 725 Rosebank Road, Avondale, Auckland, 1348, New Zealand. Our telephone number is (64) 9 929 0502. Our fiscal year end is December 31.

Current Operations

We ceased providing services to customers and other activities that generate revenue on September 26, 2014. Significant costs after we ceased operations consisted primarily of audit and legal costs. During the fiscal year ended December 31, 2018, we did not conduct business operations except to evaluate potential lines of business.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of December 31, 2018 had a shareholders’ deficit of $124,650. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that this strategy will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Research and Development

We have not incurred any research and development costs in the fiscal years ended December 31, 2018 or 2017.

Personnel

As of May 8, 2019, we employed two persons on a part-time basis.  None of our employees is subject to a collective bargaining agreement.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on the OTC Markets “pink sheets” under the symbol “ASKH”.

Holders of Record

As of December 31, 2018, and May 8, 2019, respectively, there were 3 and 3 shareholders of record of the Company’s common stock.

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

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues.

The Company did not engage in any business activities and did not generate any revenue for the years ended December 31, 2018 and 2017.

General and Administrative Expenses.

The Company has had nominal operations and only incurred expenses relating to being a public reporting company, and seeking an acquisition and financing, including professional service fees for preparing our SEC reports, transfer agent fees, and consulting fees for merger and acquisition and investment advisory services. General and administrative expenses for the year ended December 31, 2018 were $55,450, as compared to $158,477 for the year ended December 31, 2017.  The significant decrease in general and administrative expenses was primarily due to the decrease of accounting, legal and consulting fees related to the Company’s SEC reports and consulting expenses associated with the Company’s acquisition and financing activities. During the year ended December 31, 2017, we had actively worked on the preparation for acquisition and sought for new financing sources which incurred additional expenditure associated with such acquisition and financial activities as well as SEC reports.

In December 2017, the Company issued 1,210,000 shares of its Series B convertible preferred stock and raised total gross proceeds of $515,000.  The issuing cost of the Series B convertible preferred stock was recognized as deduction to equity (Additional Paid-in Capital) and was not included in general and administrative expenses.

Loss on change in fair value of derivative.

During the years ended December 31, 2018 and 2017, $0 and $102,226 was recorded as a loss on mark-to-market of the conversion options, respectively. The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model.

Liquidity and Capital Resources

The Company has had only nominal operations and does not have any cash generated from business operations.  We funded our operating expenses by issuing notes to related and unrelated parties and borrowing loans from our related parties. During the year ended December 31, 2017, we also issued convertible preferred stock for gross proceeds of $515,000.  Our plan is to obtain financing from various investors and complete an acquisition.

During the years ended December 31, 2018 and 2017, we had working capital deficits of $124,721 and $111,301, respectively.

Net Cash Used in Operating Activities

Net cash provided by operating activities was $19,857 for the year ended December 31, 2018 due to the decrease in prepaid expense of $42,101. Net cash used in operating activities was $194,044 for the year ended December 31, 2017.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for year ended December 31, 2018 and 2017.

Net Cash Provided by Financing Activities

During the year ended December 31, 2018, we paid back $42,101 of earlier loans from our related parties and borrowed new loans of totaling $10,408 from our related parties.

During the year ended December 31, 2017, we paid back $142,779 of earlier loans from our related parties and borrowed new loans of totaling $135,015 from our related parties.  We also issued 1,210,000 shares of Series B convertible preferred stock for gross proceeds of $515,000.

Availability of Additional Funds

Based on our working capital deficit as of December 31, 2018, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit and a working capital deficit at December 31, 2018. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2018, we have no cash equivalents.

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

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share”. Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares of common stock outstanding during the period.  There were no potentially dilutive shares of common stock outstanding during the period.

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

In May 10, 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. Regardless of whether the change to the terms or conditions of the award requires modification accounting, the existing disclosure requirements and other aspects of GAAP associated with modifications, such as earnings per share, continue to apply. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company believes that the adoption of this new standard has no material impact on its financial position or results of operations upon adoption.

In December 2017, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (the “Bulletin”), which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment. estimated, no effect will be recorded. The Company believes that the adoption of the new standards has no material impact on its financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which changes the fair value measurement disclosure requirements of ASC 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

Material Commitments

There were no material commitments for the year ended December 31, 2018.

Purchase of Furniture and Equipment

There were no purchases of computers and any other equipment for the year ended December 31, 2018.

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

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Table of Contents

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	9

Balance Sheets as of December 31, 2018 and 2017 (Audited)	10

Statements of Operations for the Years Ended December 31, 2018 and 2017 (Audited)	11

Statements of Stockholders' Deficit for the Years Ended December 31, 2018 and 2017 (Audited)	12

Statements of Cash Flows for the Years Ended December 31, 2018 and 2017 (Audited)	13

Notes to Financial Statements (Audited)	14-23

Yu Certified Public Accountant, P.C.
Professionalism, Expertise, Integrity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Astika Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Astika Holdings Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficits and statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astika Holdings Inc. as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2019.

New York, New York
May 08, 2019
Certified Public Accountants
99 Madison Avenue, Suite 601, New York NY 10016
Tel: 347-618-9237, 718-813-2130
Email: Info@ywlcpa.com

ASTIKA HOLDINGS, INC.
BALANCE SHEETS
(AUDITED)

	December 31, 2018	December 31, 2017

ASSETS
Prepaid expenses	$-	$42,101
TOTAL ASSETS	$-	$42,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$115,325	$70,282
Loan payable and accrued interest	3,589	3,519
Due to related party	5,807	37,500
Total Current Liabilities	124,721	111,301

Stockholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; 2,090,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017	2,090	2,090
Common Stock: 140,000,000 shares authorized; par value $0.001; 29,890,066 shares issued and outstanding at December 31, 2018 and December 31, 2017	29,890	29,890
Additional paid-in capital less Pref B issuing costs	471,595	471,595
Accumulated deficit	(628,296)	(572,775)
Total Stockholders’ Deficit	(124,721)	(69,200)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$42,101

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(AUDITED)

	For The Years Ended
	December 31, 2018	December 31, 2017

REVENUE
Revenue	$-	$-
TOTAL REVENUE	-	-

OPERATING EXPENSES
General and administrative	55,450	158,477
Total Operating Expenses	55,450	158,477

OPERATING LOSS	(55,450)	(158,477)

OTHER INCOME (EXPENSE)
Interest expense, net	(71)	(8,897)
Loss on change in fair value of derivative	-	(102,226)
Total Other Income (Expense)	(71)	(111,123)

NET LOSS	$(55,521)	$(269,600)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	29,890,066	16,721,721

 The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(AUDITED)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance at December 31, 2016	-	$-	11,626,857	$11,627	$126,916	$(303,175)	$(164,632)

Shares issued for debt conversion 3/21/17			572,476	572	2,262		2,834
Resolution of derivative liabilities	-	-	-	-	4,278	-	4,278
Shares issued for debt conversion 6/8/17			603,038	603	425		1,028
Resolution of derivative liabilities					23,197		23,197
Shares issued for debt conversion 6/13/17			638,926	639	450		1,089
Resolution of derivative liabilities					6,921		6,921
Shares issued for debt conversion 6/27/17			670,334	670	1,173		1,843
Resolution of derivative liabilities					4,135		4,135
Shares issued for debt conversion 7/18/17			701,519	702	495		1,197
Resolution of derivative liabilities					1,837		1,837
Shares issued for debt conversion 7/24/17			735,903	736	478		1,214
Resolution of derivative liabilities					1,482		1,482
Shares issued for debt conversion 8/3/17			775,636	776	504		1,280
Resolution of derivative liabilities					4,649		4,649
Shares issued for debt conversion 8/18/17			812,860	813	528		1,341
Resolution of derivative liabilities					3,202		3,202
Shares issued for debt conversion 8/25/17			852,841	853	789		1,642
Resolution of derivative liabilities					1,790		1,790
Shares issued for debt conversion 8/31/17			897,810	898	337		1,235
Resolution of derivative liabilities					1,810		1,810
Shares issued for debt conversion 9/13/17			941,854	942	353		1,295
Resolution of derivative liabilities					3,460		3,460
Shares issued for debt conversion 9/20/17			989,403	989	371		1,360
Resolution of derivative liabilities					2,705		2,705
Shares issued for debt conversion 10/3/17			1,038,870	1,039	561		1,600
Resolution of derivative liabilities					2,171		2,171
Shares issued for debt conversion 10/16/17			1,090,032	1,090	589		1,679
Resolution of derivative liabilities					2,243		2,243
Shares issued for debt conversion 10/19/17			1,141,941	1,142	617		1,759
Resolution of derivative liabilities					2,011		2,011
Shares issued for debt conversion 11/6/17			1,201,538	1,202	648		1,850
Resolution of derivative liabilities					4,218		4,218
Shares issued for debt conversion 11/28/17			1,262,260	1,262	2,417		3,679
Resolution of derivative liabilities					2,108		2,108
Shares issued for debt conversion 12/6/17			1,326,373	1,326	2,540		3,866
Resolution of derivative liabilities					3,576		3,576
Pref B Shares issued for Cash 1.210mil @$0.30 & 380K@$0.40 on 12/14/17 less costs	1,590,000	1,590			40,219		41,809
Pref B Shares issued for Services @ FV $0.32 on 12/14/17	500,000	500			159,500		160,000
Shares issued for debt conversion 12/22/17			2,009,595	2,009	3,849		5,858
Resolution of derivative liabilities					7,276		7,276
Retirement of derivative upon final debt conversion					9,527		9,527
Gain/Loss from interest derivative additions					32,978		32,978
Net loss for the year						(269,600)	(269,600)
Balance at December 31, 2017	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(572,775)	$(69,200)

Net loss for the year						(55,521)	(55,521)
Balance at December 31, 2018	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(628,296)	$(124,721)

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(AUDITED)

	For The Years Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,521)	$(269,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative	-	102,227
Changes in Operating assets & liabilities:
(Increase) decrease in prepaid expenses	42,101	(42,100)
Increase (decrease) in accounts payable and accrued liabilities	45,113	15,429
Net Cash Provided by (Used in) Operating Activities	31,693	(194,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Payback to related party	(42,101)	(142,779)
Due to related party	10,408	135,015
Preferred B shares issued for cash	-	201,808
Net Cash Provided by (Used in) Financing Activities	(31,693)	194,044

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of derivative to Additional Paid In Capital	$-	$125,574
Common stock issued for convertible debt	$-	$37,648
Preferred B shares issued for services	$-	$160,000

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

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

NOTE 2- GOING CONCERN ANALYSIS AND MANAGEMENT PLANS

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit and a working capital deficit at December 31, 2018. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On February 8, 2018, the Company entered into an Exclusivity Agreement and Non-Binding Letter of Intent ("LOI") to purchase 100% of a Chinese textile and home furnishings company, Jiangsu Ziyang Holiday Bedroom Articles Co. Ltd., (the "Acquisition"), and the parties intended to complete the purchase no later than July 31, 2018.  To date, no definitive purchase agreement has been executed. The accompanying financial statements do not include any adjustments that might result from the outcome of these mentioned uncertainties.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company.  The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  At December 31, 2018 and 2017, the Company has no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Basic and diluted loss per share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share” (ASC 260). Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares of common stock outstanding during the period. The Company had net losses as of December 31, 2018 and 2017, as such, the diluted earnings per share excludes all dilutive potential shares because their effect is anti-dilutive.

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

In May 10, 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. Regardless of whether the change to the terms or conditions of the award requires modification accounting, the existing disclosure requirements and other aspects of GAAP associated with modifications, such as earnings per share, continue to apply. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The adoption of ASU 2017-09 has no material impact on the Company’s financial statement presentation or disclosures.

In December 2017, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (the “Bulletin”), which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment. estimated, no effect will be recorded. The adoption of this guidance has no material impact on the Company’s financial statement presentation or disclosures.

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

As of December 31, 2017, the convertible debenture was fully converted to shares of the Company’s common stock and the balance of the convertible debenture was $0.

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

During the year ended December 31, 2017, $82,872 was recorded as a loss on mark-to-market of the conversion options.

The following table summarizes the activities in connection with derivative liability during the year ended December 31, 2017 and the derivative liability balance at December 31, 2017:

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

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model and the following key assumptions during the year ended December 31, 2017:

2017
Expected dividends	-%
Expected term (years)	0.12
Volatility	78% - 235%
Risk-free rate	0.74% - 1.33%

NOTE 6 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,162 due. Accrued and unpaid interest on the Promissory Note is also due in the amount of $71 for the year ended December 31, 2018, and $69 for the year ended December 31, 2017.  As of December 31, 2018 and December 31, 2017, total outstanding short-term debt was $1,489 and $1,418, respectively.  The note matured on June 15, 2013 and the loan is currently in default.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. At December 31, 2018 and December 31, 2017, the total amount owed was $2,100 and $2,100, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $10,408 during the year ended December 31, 2018 and $135,015 during the year ended December 31, 2017.  The Company reimbursed IQ acquisition (NY) in the amount of $42,101 and $142,779 during the years ended December 31, 2018 and 2017. The balances due to related party as of December 31, 2018 and December 31, 2017 were $5,807 and $37,500, respectively.  The advances are unsecured, payable on demand, and carry no interest.

NOTE 8 – MATERIAL CONTRACT

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

NOTE 9 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001.  At December 31, 2018 and December 31, 2017, the Company had 29,890,066 and 29,890,066 shares of common stock, and 2,090,000 and 2,090,000 preferred shares, issued and outstanding, respectively.

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

The holders of the Series B convertible preferred stock have the following rights and privileges:

Optional Conversion Rights

Each share of Series B convertible preferred stock is convertible at the option of the holder into 0.2 share of common stock and at price of $1.59 per share. The conversion price per share for the convertible preferred stock shall be adjusted for certain recapitalizations, splits, combinations, common stock dividends or as set forth in the Company’s amended and restated certificate of incorporation. At December 31, 2018, none of the Series B convertible preferred stock has been converted to common stock.

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

The Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The total fair value of the convertible preferred stock on the date of issuance and as of December 31, 2018 was $201,809. At December 31, 2018, total 2,090,000 shares of Series B convertible preferred stock authorized, issued and outstanding.

NOTE 11 – FOREIGN CURRENCY LOSS

The foreign currency loss of $26,085, for the year end December 31, 2017, arose from the transaction of issuing B Series Preferred Stock. The proceeds were collected in RMB and the payout of the proceed were either in RMB or USD.  In both circumstances, the collection and payout were recorded in USD and the conversion of RMB to USD were in accordance with the foreign exchange rates on the proceed collection date and payout date.  Due to the fluctuation of the foreign exchange rates, the foreign exchange rates on the proceed collection date and the payment date were different. The difference caused that the same amount of RMB were converted to less USD on the payment date than on the collection date due to depreciation of the RMB.

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

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. Beginning January 1, 2018, the lower tax rate of 21% will be used to calculate the amount of any federal income tax due on taxable income earned during 2018.

The provisions for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 34% as of December 31, 2018 and 2017, respectively, to the net loss before provisions for income taxes for the following reasons:

	For the year ended	For the year ended
	December 31, 2018	December 31, 2017

Income tax expense (asset) at statutory rate	$(131,942)	$(194,744)
Valuation allowance	131,942	194,744

Income tax expense per books	$-	$-

The net operating loss carry forwards for the year ended December 31, 2018 was $628,296, and for the year ended December 31, 2017 was $572,775, and for federal income tax reporting purposes is subject to annual limitations.  The Company’s tax returns for the 3 years prior are subject to IRS inspection.  The net federal operating loss carry forward will expire in 2038.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2018 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

Our directors and executive officers and their respective ages as of May 8, 2019, are as follows:

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

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.  We have not paid any executive compensation in the form of base salary to our management during the period January 13, 2011, our inception, through December 31, 2018.

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

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives.  In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation.  We have not issued any long-term equity compensation to our management during the period January 13, 2011, our inception, through December 31, 2018.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers for the years ended December 31, 2018 and 2017 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Mark W. Richards	CEO	2018	-	-	-	-	-	-	-
		2017
Ralph Willmott	Sec.	2018	-	-	-	-	-	-	-
		2017	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors during the period from January 13, 2011 (inception) to December 3, 2017 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mark W. Richards	2018	-	-	-	-	-	-	-
	2017
Ralph Willmott	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-

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

Pension Benefits

No named executive officers received or held pension benefits during the period from January 13, 2011 (inception) to December 31, 2018.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from January 13, 2011 (inception) to December 31, 2018.

Grants of Plan-Based Awards

During the period from January 13, 2011 (inception) to December 31, 2018, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2018 and December 31, 2017.  No equity awards were made during the year ended December 31, 2018 and the year ended December 31, 2017.

Option Exercises and Stock Vested

During the period from January 13, 2011 (inception) to December 31, 2018, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the period from January 13, 2011 (inception) to December 31, 2018, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Employment Agreements

We have not entered into any employment agreements with our executive officers. Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan. We have not determined the number of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 30, 2019 for:

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

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership through the exercise of any stock option, warrant or other right within 60 days of April 30, 2019.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $10,408 during the year ended December 31, 2018 and $135,015 during the year ended December 31, 2017.  The Company reimbursed IQ acquisition (NY) in the amount of $42,101 and $142,779 during the years ended December 31, 2018 and 2017. The balances due to related party as of December 31, 2018 and December 31, 2017 were $5,807 and $37,500, respectively. The advances are unsecured, payable on demand, and carry no interest.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2018 and the year ended December 31, 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017

Audit Fees	$25,000	$20,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$25,000	$20,000

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation dated March 15, 2012 *

3.2	Articles of Amendment to Articles of Incorporation dated December 12, 2017

3.3	Bylaws, as currently in effect*

31.1	302 Certification - Mark W. Richards

32.1	906 Certification - Mark W. Richards

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

101 LAB	XBRL Labels Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

*  Included as an Exhibit to our Registration Statement on Form S-1 filed on June 14, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2019.

ASTIKA HOLDINGS, INC.

By:  /s/ Mark W. Richards

Mark W. Richards

CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Richards Mark W. Richards	President, Chief Executive Officer, (Principal Executive Officer), Treasurer (Principal Financial and Accounting Officer), Chairman	May 10, 2019

/s/ Ralph Willmott Ralph Willmott	Secretary and Director	May 10, 2019