Form 10-Q
period 2019-03-31
ASTIKA HOLDINGS INC.
filed 2019-05-20
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR

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

The number of shares outstanding of the issuer's common stock, as of May 20, 2019 was 29,890,066.

ASTIKA HOLDINGS, INC.

TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTIKA HOLDINGS, INC.
BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$90,383	$115,325
Loan payable and accrued interest	3,608	3,589
Due to related party	36,107	5,807
Total Current Liabilities	130,098	124,721

Stockholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; 2,090,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	2,090	2,090
Common Stock: 140,000,000 shares authorized; par value $0.001; 29,890,066 shares issued and outstanding as of March 31, 2019 and December 31, 2018	29,890	29,890
Additional paid-in capital less Pref B issuing costs	471,595	471,595
Accumulated deficit	(633,673)	(628,296)
Total Stockholders’ Deficit	(130,098)	(124,721)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	March 31, 2019	March 31, 2018
REVENUE
Revenue	$-	$-
TOTAL REVENUE	-	-

OPERATING EXPENSES
General and administrative	5,359	11,617
Total Operating Expenses	5,359	11,617

OPERATING LOSS	(5,359)	(11,617)

OTHER EXPENSE
Interest expense, net	(18)	(17)
Total Other Expense	(18)	(17)

NET LOSS	$(5,377)	$(11,634)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	29,890,066	29,890,066

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated (Deficit)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(628,296)	$(124,721)
Net loss						(5,377)	(5,377)
Balance at March 31, 2019	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(633,673)	$(130,098)

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated (Deficit)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(572,775)	$(69,200)
Net loss						(11,634)	(11,634)
Balance at March 31, 2018	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(584,409)	$(80,834)

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,377)	$(11,634)
Adjustments to reconcile net loss to net cash used in
Changes in Operating assets & liabilities
(Increase) decrease in prepaid expenses	-	42,101
Increase (decrease) in accounts payable and accrued liabilities	(24,923)	1,226
Net Cash Provided by (Used in) Operating Activities	(30,300)	31,693

CASH FLOWS FROM FINANCING ACTIVITIES
Payback to related party	-	(42,101)
Due to releted party	30,300	10,408
Common shares issued for cash	-
Net cash provided by (Used in) Financing Activities	30,300	(31,693)

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
 NOTES TO FINANCIAL STATEMENTS
 MARCH 31, 2019
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

NOTE 2- GOING CONCERN ANALYSIS AND MANAGEMENT PLANS

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit and no cash flows from operating activities at March 31, 2019. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying financial statements should be read in conjunction with the December 31, 2019 financial statements that were filed in our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

Income Taxes

The Company accounts for income taxes as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share” (ASC 260). Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares of common stock outstanding during the period. The Company had net losses for the three months ended March 31, 2019 and 2018, as such, the diluted earnings per share excludes all dilutive potential shares because their effect is anti-dilutive.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

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

 Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

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

NOTE 4 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to him on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,162 due. Accrued and unpaid interest on the Promissory Note is also due in the amount of $18 for the three-month period ended March 31, 2019, and $17 for the three-month period ended March 31, 2018.  As of March 31, 2019 and December 31, 2018, total outstanding short-term debt was $1,508 and $1,490, respectively.  The note matured on June 15, 2013 and the loan is currently in default.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. At March 31, 2019 and December 31, 2018, the total amount owed was $2,100 and $2,100, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $30,300 and $10,408 during the three-months ended March 31, 2019 and 2018, respectively.  The Company reimbursed IQ acquisition (NY) in the amount of $0 and $42,101 during the three months ended March 31, 2019 and 2018, respectively. The balance due to related party as of March 31, 2019 and December 31, 2018 was $36,107 and $5,807, respectively. The advances are unsecured, payable on demand, and carry no interest.

NOTE 6 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001. As of March 31, 2019 and December 31, 2018, the Company had 29,890,066 and 29,890,066 shares of common stock, and 2,090,000 and 2,090,000 preferred shares, issued and outstanding, respectively.

During the three months ended March 31, 2019 and 2018, the Company did not issue any additional shares of common stock.  As of March 31, 2019, no preferred shares have been converted to shares of common stock.

NOTE 7 - SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues

The Company’s revenues were $0 for the three-month period ended March 31, 2019 and March 31, 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $5,359 as compared to $11,617 for the three months ended March 31, 2018 general and administrative expenses. The decrease in general and administrative expenses was primarily due to the lower legal and consulting fees.

Liquidity and Capital Resources

The Company has had only nominal operations and does not have any cash generated from business operations. We funded our operating expenses by issuing notes to related and unrelated parties, borrowing loans from our related parties, and issuing convertible preferred stock to unrelated parties. Our plan is to obtain financing from various investors and complete our acquisition project.

As of March 31, 2019 and December 31, 2018, we had working capital deficits of $130,098 and $124,721, respectively.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $30,300 for the three months ended March 31, 2019.  Net cash provided by operating activities was $31,693 for the three months ended March 31, 2018 due to the decrease in prepaid expense of $42,101.

Net Cash Used in Investing Activities

The net cash used in investing activities during the three months ended March 31, 2019 and 2018 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2019 was $30,300.  Net cash used in financing activities during the three months ended March 31, 2018 was $31,693 due to payback of a related party’s loan in the amount of $42,101.

Availability of Additional Funds

Based on our working capital deficit as of March 31, 2019 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through December 2019.

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

Material Commitments

There was no material commitment during the three months ended March 31, 2019.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements will have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2019.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

DATE:  May 20, 2019

By:	/s/ Mark W. Richards
Mark W. Richards
President, Chief Executive Officer,
(Principal Executive Officer), Treasurer
(Principal Financial and Accounting Officer), Chairman