Form 10-Q
period 2019-06-30
ASTIKA HOLDINGS INC.
filed 2019-09-05
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the issuer's common stock, as of August 31, 2019 was 29,890,066.

 ASTIKA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTIKA HOLDINGS, INC.
BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$83,102	$115,325
Loan payable and accrued interest	3,627	3,589
Due to related party	58,828	5,807
Total Current Liabilities	145,557	124,721

Stockholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; 2,090,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	2,090	2,090
Common Stock: 140,000,000 shares authorized; par value $0.001; 29,890,066 shares issued and outstanding as of June 30, 2019 and December 31, 2018	29,890	29,890
Additional paid-in capital	471,595	471,595
Accumulated deficit	(649,132)	(628,296)
Total Stockholders’ Deficit	(145,557)	(124,721)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Revenue	$-	$-	$-	$-
TOTAL REVENUE	-	-	-	-

OPERATING EXPENSES
General and administrative	15,440	7,667	20,799	19,283
Total Operating Expenses	15,440	7,667	20,799	19,283

OPERATING LOSS	(15,440)	(7,667)	(20,799)	(19,283)

OTHER INCOME (EXPENSE)
Interest expense, net	(19)	(18)	(37)	(35)
Total Other Income (Expense)	(19)	(18)	(37)	(35)

NET LOSS	$(15,459)	$(7,685)	$(20,836)	$(19,318)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	29,890,066	29,890,066	29,890,066	29,890,066

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance at December 31, 2018 (Audited)	2,090,000	2,090	29,890,066	29,890	471,595	(628,296)	(124,721)
Net loss						(5,377)	(5,377)
Balance at March 31, 2019 (Unaudited)	2,090,000	2,090	29,890,066	29,890	471,595	(633,673)	(130,098)
Net loss						(15,459)	(15,459)
Balance at June 30, 2019 (Unaudited)	2,090,000	2,090	29,890,066	29,890	471,595	(649,132)	(145,557)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance at December 31, 2017 (Audited)	2,090,000	2,090	29,890,066	29,890	471,595	(572,775)	(69,200)
Net loss						(11,634)	(11,634)
Balance at March 31, 2018 (Unaudited)	2,090,000	2,090	29,890,066	29,890	471,595	(584,409)	(80,834)
Net loss						(7,685)	(7,685)
Balance at June 30, 2018 (Unaudited)	2,090,000	2,090	29,890,066	29,890	471,595	(592,094)	(88,519)

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,836)	$(19,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating assets & liabilities
(Increase) decrease in prepaid expenses	-	42,101
Increase (decrease) in accounts payable and accrued liabilities	(32,185)	8,910
Net Cash Provided by (Used in) Operating Activities	(53,021)	31,693

CASH FLOWS FROM FINANCING ACTIVITIES
Payback to related party	-	(42,101)
Due to releted party	53,021	10,408
Net cash provided by Financing Activities	53,021	(31,693)

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Astika Holdings, Inc. (the “Company”, “we”, “us”, “our”), is a Florida corporation in the development stage. The Company is refocusing and preparing to relaunch the Company through a variety of strategic acquisitions in the textile, service, and industrial sectors to complement and capture the next wave of growth companies from Asia and New Zealand.

NOTE 2 - GOING CONCERN ANALYSIS AND MANAGEMENT PLANS

The Company’s unaudited interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit and no cash flows from operating activities as of June 30, 2019.  The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern depends on the Company’s ability to obtain adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital. Management’s plans focus on a variety of strategic acquisitions in service, agriculture and industrial companies to complement Astika Holdings, Inc.’s business. The Company is positioning to capture the next wave of growth companies from Asia. The Company’s planned focus is also on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure jurisdictions. Management’s plan to obtain such resources for the Company include (i) obtaining sufficient capital from management and significant stockholders to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) completing a merger with or acquisition of an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying financial statements should be read in conjunction with the December 31, 2018 financial statements that were filed in our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2019.

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

Basic and diluted loss per share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share” (ASC 260). Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares of common stock outstanding during the period. The Company had net losses as of June 30, 2019 and 2018, and as such, the diluted earnings per share excludes all dilutive potential shares because their effect is anti-dilutive.

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

NOTE 4 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to Mr. Gant on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,162 due. Accrued and unpaid interest on the Promissory Note is also due in the amount of $37 for the six-months ended June 30, 2019, and $35 for the six-months ended June 30, 2018.  As of June 30, 2019 and December 31, 2018, total outstanding short-term debt was $1,527 and $1,490, respectively.  The note matured on June 15, 2013 and the loan is currently in default.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. As of June 30, 2019 and December 31, 2018, the total amount owed was $2,100 and $2,100, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $53,021 and $10,408 during the six months ended June 30, 2019 and 2018, respectively.  The Company reimbursed IQ acquisition (NY) in the amount of $0 and $42,101 during the six-months ended June 30, 2019 and 2018, respectively. The balance due to related party as of June 30, 2019 and December 31, 2018 was $58,828 and $5,807, respectively. The advances are unsecured, payable on demand, and carry no interest.

NOTE 6 - EQUITY TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001. As of June 30, 2019 and December 31, 2018, the Company had 29,890,066 and 29,890,066 shares of common stock, and 2,090,000 and 2,090,000 preferred shares, issued and outstanding, respectively.

During the six months ended June 30, 2019 and 2018, the Company did not issue any additional shares of common stock.  As of June 30, 2019, no preferred shares have been converted to shares of common stock.

NOTE 7 - CONVERTIBLE PREFERRED STOCK

In December 2017, the Company issued 1,210,000 shares of its Series B convertible preferred stock at a price of $0.30 per share for gross proceeds of $363,000 and issued 380,000 shares of its Series B convertible preferred stock at a price of $0.40 per share for gross proceeds of $152,000. In December 2017, the Company also issued 500,000 shares of its Series B convertible preferred stock to a third party as compensation, totaling $160,000, for his consulting services. The Series B shareholders are entitled, at their option, at any time after the issuance of the Series B convertible preferred stock, to convert all or any lesser portion of their shares into the Company’s common stock at a conversion ratio 0.2 and at a price of $1.59 per share.

The holders of the Series B convertible preferred stock have the following rights and privileges:

Optional Conversion Rights

Each share of Series B convertible preferred stock is convertible at the option of the holder into 0.2 shares of common stock at a price of $1.59 per share. The conversion price per share for the convertible preferred stock shall be adjusted for certain recapitalizations, splits, combinations, common stock dividends or as set forth in the Company’s amended and restated certificate of incorporation. As of June 30, 2019, none of the Series B convertible preferred stock has been converted to common stock.

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

The holders of the Series B convertible preferred stock are not entitled to receive dividends and have the same liquidation rights that are possessed by the holders of the Company’s common stock.

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

The Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The total fair value of the convertible preferred stock on the date of issuance and as of June 30, 2019 was $201,809. As of June 30, 2019, there are a total of 2,090,000 shares of Series B convertible preferred stock authorized, issued and outstanding.

NOTE 8 - SUBSEQUENT EVENTS

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

Overview

The Company was incorporated under the laws of the State of Florida on January 13, 2011. We are refocusing and preparing to relaunch the Company through a variety of strategic acquisitions in the textile, service, agricultural, and industrial sectors to complement and capture the next wave of growth companies from Asia and New Zealand. There can be no assurance that we will succeed in our efforts.

Results of Operations for the Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018

Revenues

The Company’s revenues were $0 for the three-month and six-month periods ended June 30, 2019 and June 30, 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $15,440 as compared to $7,667 for the three months ended June 30, 2018, and $20,799 for the six months ended June 30, 2019 as compared to $19,283 for the six months ended June 30, 2018. General and administrative expenses increased due to the Company having had nominal operations and only incurred expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, and transfer agent fees.

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

As of June 30, 2019 and December 31, 2018, we had working capital deficits of $145,557 and $124,721, respectively.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans focus on a variety of strategic acquisitions in service, agriculture and industrial companies to complement and grow its business. The Company is positioning to capture the next wave of growth companies from Asia. The Company’s planned focus is also on adding value through successful project development, efficient operations, and opportunistic acquisitions while maintaining a low risk profile through project diversification, astute financial management and operating in secure jurisdictions. to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) completing a merger with or acquisition of an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Net Cash Used in Operating Activities

Net cash used in operating activities was $53,021 for the six months ended June 30, 2019. Net cash provided by operating activities was $31,693 for the six months ended June 30, 2018 due to the decrease in prepaid expense of $42,101.

Net Cash Used in Investing Activities

The net cash used in investing activities during the six months ended June 30, 2019 and 2018 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019 was $53,021. Net cash used in financing activities during the six months ended June 30, 2018 was $31,693 due to payback of a related party’s loan in the amount of $42,101.

Availability of Additional Funds

Based on our working capital deficit as of June 30, 2019 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through December 2019.

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

Material Commitments

There was no material commitment during the six months ended June 30, 2019.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements will have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2019. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

▪	Management believes that the appointment of outside directors to a fully functioning audit committee would remedy the lack of a functioning audit committee.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	302 Certification - Mark W. Richards

31.2	302 Certification - Mark W. Richards

32.1	906 Certification - Mark W. Richards

32.2	906 Certification - Mark W. Richards

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTIKA HOLDINGS, INC.

DATE: September 5, 2019

By:	/s/ Mark W. Richards
Mark W. Richards
President, Chief Executive Officer,
(Principal Executive Officer), Treasurer
(Principal Financial and Accounting Officer), Chairman