Form 10-Q
period 2019-09-30
ASTIKA HOLDINGS INC.
filed 2020-01-17
CIK 1511161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(64) 9 929 0502
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

The number of shares outstanding of the issuer's common stock, as of January 17, 2020 was 29,890,066.

ASTIKA HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTIKA HOLDINGS, INC.
BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$33,295	$115,325
Loan payable and accrued interest	3,646	3,589
Due to related party	172,337	5,807
Total Current Liabilities	209,278	124,721

Stockholders' Deficit
Preferred Stock: 10,000,000 shares authorized; par value $0.001; 2,090,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	2,090	2,090
Common Stock: 140,000,000 shares authorized; par value $0.001; 29,890,066 shares issued and outstanding as of September 30, 2019 and December 31, 2018	29,890	29,890
Additional paid-in capital	471,595	471,595
Accumulated deficit	(712,853)	(628,296)
Total Stockholders’ Deficit	(209,278)	(124,721)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Revenue	$-	$-	$-	$-
TOTAL REVENUE	-	-	-	-

OPERATING EXPENSES
General and administrative	63,702	7,667	84,501	26,950
Total Operating Expenses	63,702	7,667	84,501	26,950

OPERATING LOSS	(63,702)	(7,667)	(84,501)	(26,950)

OTHER INCOME (EXPENSE)
Interest expense, net	(19)	(18)	(57)	(53)
Total Other Income (Expense)	(19)	(18)	(57)	(53)

NET LOSS	$(63,721)	$(7,685)	$(84,557)	$(27,003)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	29,890,066	29,890,066	29,890,066	29,890,066

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated (Deficit)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2018 (Audited)	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(628,296)	$(124,721)
Net loss						(5,377)	(5,377)
Balance at March 31, 2019 (Unaudited)	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(633,673)	$(130,098)
Net loss						(15,459)	(15,459)
Balance at June 30, 2019 (Unaudited)	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(649,132)	$(145,557)
Net loss						(63,721)	(63,721)
Balance at September 30, 2019 (Unaudited)	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(712,853)	$(209,278)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance at December 31, 2017 (Audited)	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(572,775)	$(69,200)
Net loss						(11,634)	(11,634)
Balance at March 31, 2018 (Unaudited)	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(584,409)	$(80,834)
Net loss						(7,685)	(7,685)
Balance at June 30, 2018 (Unaudited)	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(592,094)	$(88,519)
Net loss						(7,685)	(7,685)
Balance at September 30, 2018 (Unaudited)	2,090,000	$2,090	29,890,066	$29,890	$471,595	$(599,779)	$(96,204)

The accompanying notes are an integral part of these financial statements.

ASTIKA HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,557)	$(27,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating assets & liabilities
(Increase) decrease in prepaid expenses	-	42,101
Increase (decrease) in accounts payable and accrued liabilities	(81,973)	16,595
Net Cash Provided by (Used in) Operating Activities	(166,530)	31,693

CASH FLOWS FROM FINANCING ACTIVITIES
Payback to related party	-	(42,101)
Due to related party	166,530	10,408
Net cash provided by Financing Activities	166,530	(31,693)

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

 ASTIKA HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Astika Holdings, Inc. (the “Company”, “we”, “us”, “our”) is a Florida corporation in the development stage. The Company is preparing to relaunch the Company through a variety of strategic acquisitions in the textile, service, and/or industrial sectors to complement and capture the next wave of growth companies from Asia and New Zealand.

NOTE 2- GOING CONCERN ANALYSIS AND MANAGEMENT PLANS

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit and no cash flows from operating activities at September 30, 2019. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying financial statements should be read in conjunction with the December 31, 2018 financial statements that were filed in our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The operating results for interim periods are not necessarily indicative of results that may be expected for the year ended December 31, 2019.

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

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings Per Share” (ASC 260). Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive shares of common stock outstanding during the period. The Company had net losses as of September 30, 2019 and 2018, as such, the diluted loss per share excludes all dilutive potential shares because their effect is anti-dilutive.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 does not have a material impact on the Company’s financial statement presentation or disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 - LOAN TRANSACTION

The Company purchased a recorded music compilation from EuGene Gant for a purchase price of $5,000 pursuant to a Bill of Sale and Assignment dated June 15, 2012, an Exclusive Songwriter Agreement dated June 15, 2012, and a Promissory Note that the Company concurrently executed and delivered to Mr. Gant on the same date.  The Company made a payment to Mr. Gant in the amount of $1,000 on June 15, 2012 and $2,000 on October 1, 2012, and $1,000 on June 15, 2013, and the remaining $1,000 principal amount under Promissory Note bears interest at five percent (5%) per annum, and there is one remaining principal installment payment in the amount of $1,162 due. Accrued and unpaid interest on the Promissory Note is also due in the amount of $57 for the nine-months ended September 30, 2019, and $53 for the nine-months ended September 30, 2018.  As of September 30, 2019 and December 31, 2018, total outstanding short-term debt was $1,546 and $1,490, respectively.  The note matured on June 15, 2013 and the loan is currently in default.

On October 22, 2015, Artfield Investment paid $2,100 in expenses on behalf of the Company. This loan is unsecured, due on demand, and carries no interest. As of September 30, 2019 and December 31, 2018, the total amount owed was $2,100 and $2,100, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into transactions with the related party, IQ Acquisition (NY), Ltd, owned by Mr. Richards, the CEO of the Company. IQ Acquisition (NY), Ltd, the major shareholder of the Company, has paid expenses on behalf of the Company in the amount of $84,557 and $10,408 during the nine months ended September 30, 2019 and 2018, respectively.  The Company reimbursed IQ acquisition (NY) in the amount of $0 and $42,101 during the nine-months ended September 30, 2019 and 2018, respectively. The balance due to related party as of September 30, 2019 and December 31, 2018 was $172,337 and $5,807, respectively. The advances are unsecured, payable on demand, and carry no interest.

NOTE 6 - EQUITY BALANCES AND TRANSACTIONS

The Company has authorized 10,000,000 shares of Preferred Stock and 140,000,000 shares of Common Stock at par value of $0.001. As of September 30, 2019 and December 31, 2018, the Company had 29,890,066 and 29,890,066 shares of common stock, and 2,090,000 and 2,090,000 preferred shares, issued and outstanding, respectively.

During the nine months ended September 30, 2019 and 2018, the Company did not issue any additional shares of common stock.  As of September 30, 2019, no preferred shares have been converted to shares of common stock.

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

The holders of the Series B convertible preferred stock have the following rights and privileges:

•	Optional Conversion Rights

Each share of Series B convertible preferred stock is convertible at the option of the holder into 0.2 shares of common stock at a price of $1.59 per share. The conversion price per share for the convertible preferred stock shall be adjusted for certain recapitalizations, splits, combinations, and common stock dividends or as set forth in the Company’s amended and restated certificate of incorporation. As of September 30, 2019, none of the Series B convertible preferred stock has been converted to common stock.

•	Voting Rights

Each share of convertible preferred stock has 0.2 votes equal to the number of shares of common stock into which it is convertible.

•	Redemption Rights

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

The Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The total fair value of the convertible preferred stock on the date of issuance and as of September 30, 2019 was $201,809. As of September 30, 2019, there are a total of 2,090,000 shares of Series B convertible preferred stock authorized, issued and outstanding.

NOTE 7 - SUBSEQUENT EVENTS

On December 4, 2019, the Company engaged a firm to act as a business development consultant (the “Consultant”) for the Company whereby the Consultant will prepare and assist the Company in raising approximately US$20 million. The Consultant will attempt to recruit a lead licensed Broker or Dealer and other selling syndicate partners.

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no other subsequent event requires recognition or disclosure to the financial statements.

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

Overview

The Company was incorporated under the laws of the State of Florida on January 13, 2011. We are refocusing and preparing to relaunch the Company through a variety of strategic acquisitions in the textile, service, agricultural, and/or industrial sectors to complement and capture the next wave of growth companies from Asia and New Zealand. There can be no assurance that we will succeed in our efforts.

Results of Operations for the Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018

Revenues

The Company’s revenues were $0 for the three-month and nine-month periods ended September 30, 2019 and September 30, 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were $63,702 as compared to $7,667 for the three months ended September 30, 2018, and $84,501 for the nine months ended September 30, 2019 as compared to $26,950 for the nine months ended September 30, 2018. General and administrative expenses increased primarily due to the higher consulting fees related to the Company’s acquisition and financing activities.

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

As of September 30, 2019 and December 31, 2018, we had working capital deficits of $209,278 and $124,721, respectively.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $166,530 for the nine months ended September 30, 2019. Net cash provided by operating activities was $31,693 for the nine months ended September 30, 2018 due to the decrease in prepaid expense of $42,101.

Net Cash Used in Investing Activities

The net cash used in investing activities during the nine months ended September 30, 2019 and 2018 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019 was $166,530. Net cash used in financing activities during the nine months ended September 30, 2018 was $31,693 due to payback of a related party’s loan in the amount of $42,101.

Availability of Additional Funds

Based on our working capital deficit as of September 30, 2019 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through December 2020.

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

Material Commitments

There were no material commitments during the nine months ended September 30, 2019.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 does not have a material impact on the Company’s financial statement presentation or disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2019. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

DATE:  January 17, 2020

By:	/s/ Mark W. Richards
Mark W. Richards
President, Chief Executive Officer,
(Principal Executive Officer), Treasurer
(Principal Financial and Accounting Officer), Chairman